Form 10KSB
period 2006-12-31
Across America Real Estate Exchange Inc
filed 2007-03-30
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2006
Commission File No. 0-1035704

Across America Real Estate Exchange, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8097439

(State or other jurisdiction of incorporation)	(IRS Employer File Number)

700 Seventeenth Street, Suite 1200 Denver, Colorado	80202

(Address of principal executive offices)	(zip code)
(303) 893-1003
(Registrant’s telephone number, including area code)
Securities to be Registered Pursuant to Section 12(b) of the Act: None
Securities to be Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.
Registrant’s revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-. The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, March 23, 2007, was 1,810,476.

FORM 10-KSB
Across America Real Estate Exchange, Inc.

References in this document to “Real Estate Exchange, “us,” “we,” or “Company” refer to Across America Real Estate Exchange, Inc.
Forward-Looking Statements
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.
When used in this discussion, words such as “believes”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.
PART I
Item 1. DESCRIPTION OF BUSINESS.
(a) RISK FACTORS
You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.
The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.
If we do not generate adequate revenues to finance our operations, our business may fail.
We have not generated revenues from our inception. As of December 31, 2006, we had a cash position of $2,000. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.
For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
our ability to locate clients who will use our real estate intermediary services; and
our ability to generate revenues.
Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.
The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.
We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.
As our stock will not be listed on Nasdaq or another national exchange, trading in our shares will be subject to rules governing “penny stocks,” which will impair trading activity in our shares.
As we do not intend to list our stock on Nasdaq or another national exchange, our stock will therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.
These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.
We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.
The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.
Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.
Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.
Competition in the real estate exchange industry is intense.
Our primary business plan involves facilitating real estate exchanges under Section 1031 of the Internal Revenue Code. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to obtain revenue from facilitating real estate exchanges under Section 1031 of the Internal Revenue Code will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.
The share control position of the Mr. Backman will limit the ability of other shareholders to influence corporate actions.
After distribution of our shares to the AARD shareholders, an entity controlled by our President, Mr. Backman, owns approximately 1,178,144 shares and thereby controls approximately 65% of our outstanding shares. Because the entity will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President.
We depend almost entirely on the efforts and continued employment of Mr. Backman, our President. Mr. Backman, is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, Mr. Backman’s company, Safe Harbor, is our only source of financing. We do not have an employment contract with Mr. Backman , and we do not carry key person insurance on the life of either. The loss of the services of Mr. Backman, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Backman and a financing source to replace Safe Harbor.
(b) NARRATIVE DESCRIPTION OF THE BUSINESS
Real Estate Exchange is a corporation which was formed under the laws of the State of Colorado on December 1, 2005. Until March 23, 2007, we were a wholly-owned subsidiary of Across America Real Estate Corp.(“AARD”).
On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Real Estate Exchange to AARD shareholders of record on March 1, 2007 on a pro rata basis. Since AARD’s business is related to the proposed activities of Real Estate Exchange, the AARD directors decided it was in the best interest of AARD and Real Estate Exchange and AARD’s shareholders to spin-off Real Estate Exchange to minimize any potential of conflict of interest.
The shares of Real Estate Exchange were owned by AARD, who distributed the Real Estate Exchange shares to the AARD shareholders on or about March 23, 2007.
(c) PROPOSED OPERATIONS
General
We are a development stage company. Our development stage began when we approved our business plan on November 9, 2006. Our plan is to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.
We plan to operate out of one office in the Denver Metropolitan area. We have no specific plans at this point for additional offices. We plan to act as a “Qualified Intermediary” for a fee to facilitate these exchanges. Through a Section 1031 Exchange, the tax on the gain is deferred until some future date.
Section 1031 of the Internal Revenue Code provides that no gain or loss shall be recognized on the exchange of property held for productive use in a trade or business, or for investment. A tax-deferred exchange is a method by which a property owner trades one or more relinquished properties for one or more replacement properties of “like-kind”, while deferring the payment of federal income taxes and some state taxes on the transaction.
The theory behind Section 1031 is that when a property owner has reinvested the sale proceeds into another property, the economic gain has not been realized in a way that generates funds to pay any tax. In other words, the taxpayer’s investment is still the same, only the form has changed (e.g. vacant land exchanged for apartment building). Therefore, it would be unfair to force the taxpayer to pay tax on a “paper” gain.
The like-kind exchange under Section 1031 is tax-deferred, not tax-free. When the replacement property is ultimately sold (not as part of another exchange), the original deferred gain, plus any additional gain realized since the purchase of the replacement property, is subject to tax.

Tax deferred exchanges involving the sale of the Exchanger’s property are possible because of the use of a “Qualified Intermediary”. Middlemen take the place of the exchanger in dealing with a buyer of his property and the seller of the property he wishes to trade for. We plan to act as a Qualified Intermediary. All middlemen pass ownership to property and hold sale proceeds for eventual use in completing an exchange. Some middlemen also provide documentation to perform the exchange. However, not all middlemen serve the same functions. “Intermediaries” are independent third parties who are asked to enter the transaction by the Exchanger and who earn a fee for this service. When middlemen act as agents of the Exchanger, they are more properly called “agents” or “strawmen”. Strawmen may or may not earn a fee. A party to the original transaction, such as a seller or buyer, who agree to act as accommodating grantors are referred to as “accommodators”. Accommodators do not earn a fee. Incorrectly calling an intermediary a “strawman” may create the appearance of agency when none is intended. We plan to abide by strict legal descriptions of each of these functions so that we may defend or defeat an attack on an exchange in tax court.
A Qualified Intermediary is an independent party who facilitates tax-deferred exchanges pursuant to Section 1031 of the Internal Revenue Code. The Qualified Intermediary cannot be the taxpayer or a disqualified person. Acting under a written agreement with the taxpayer, the Qualified Intermediary acquires the relinquished property and transfers it to the buyer. The Qualified Intermediary holds the sales proceeds, to prevent the taxpayer from having actual or constructive receipt of the funds. Finally, the Qualified Intermediary acquires the replacement property and transfers it to the taxpayer to complete the exchange within the appropriate time limits.
Description of Section 1031 Transactions
In a typical real estate transaction, the property owner is taxed on any gain realized from the sale. However, through a Section 1031 Exchange, the tax on the gain is deferred until some future date. Section 1031 of the Internal Revenue Code provides that no gain or loss shall be recognized on the exchange of property held for productive use in a trade or business, or for investment. A tax-deferred exchange is a method by which a property owner trades one or more relinquished properties for one or more replacement properties of “like-kind”, while deferring the payment of federal income taxes and some state taxes on the transaction.
The theory behind Section 1031 is that when a property owner has reinvested the sale proceeds into another property, the economic gain has not been realized in a way that generates funds to pay any tax. In other words, the taxpayer’s investment is still the same, only the form has changed (e.g. vacant land exchanged for apartment building). Therefore, it would be unfair to force the taxpayer to pay tax on a “paper” gain.
The like-kind exchange under Section 1031 is tax-deferred, not tax-free. When the replacement property is ultimately sold (not as part of another exchange), the original deferred gain, plus any additional gain realized since the purchase of the replacement property, is subject to tax.
A Section 1031 exchange is one of the few techniques available to postpone taxes due on the sale of qualifying properties.
•	By deferring the tax, you have more money available to invest in another property. In effect, you receive an interest free loan from the federal government, in the amount you would have paid in taxes.

•	Any gain from depreciation recapture is postponed.

•	You can acquire and dispose of properties to reallocate your investment portfolio without paying tax on any gain. There are several types of Exchanges.

•	Simultaneous Exchange: The exchange of the relinquished property for the replacement property occurs at the same time.

•	Delayed Exchange: This is the most common type of exchange. A Delayed Exchange occurs when there is a time gap between the transfer of the Relinquished Property and the acquisition of the Replacement Property. A Delayed Exchange is subject to strict time limits, which are set forth in the Treasury Regulations.

•	Build-to-Suit (Improvement or Construction) Exchange: This technique allows the taxpayer to build on, or make improvements to, the replacement property, using the exchange proceeds.

•	Reverse Exchange: A situation where the replacement property is acquired prior to transferring the relinquished property. The IRS has offered a safe harbor for reverse exchanges, as outlined in Rev. Proc. 2000-37, effective September 15, 2000. These transactions are sometimes referred to as “parking arrangements” and may also be structured in ways which are outside the safe harbor.

•	Personal Property Exchange: Exchanges are not limited to real property. Personal property can also be exchanged for other personal property of like-kind or like-class.
To be a valid exchange, the transaction must meet certain standards.
•	Qualifying Property — Certain types of property are specifically excluded from Section 1031 treatment: property held primarily for sale; inventories; stocks, bonds or notes; other securities or evidences of indebtedness; interests in a partnership; certificates of trusts or beneficial interest; and choses in action. In general, if property is not specifically excluded, it can qualify for tax-deferred treatment.

•	Proper Purpose — Both the relinquished property and replacement property must be held for productive use in a trade or business or for investment. Property acquired for immediate resale will not qualify. The taxpayer’s personal residence will not qualify.

•	Like Kind — Replacement property acquired in an exchange must be “like-kind” to the property being relinquished. All qualifying real property located in the United States is like-kind. Personal property that is relinquished must be either like-kind or like-class to the personal property which is acquired. Property located outside the United States is not like-kind to property located in the United States.

•	Exchange Requirement — The relinquished property must be exchanged for other property, rather than sold for cash and using the proceeds to buy the replacement property. Most deferred exchanges are facilitated by Qualified Intermediaries, who assist the taxpayer in meeting the requirements of Section 1031.
The general guidelines to follow in order for a taxpayer to defer all the taxable gain are as follows.
•	The value of the replacement property must be equal to or greater than the value of the relinquished property.

•	The equity in the replacement property must be equal to or greater than the equity in the relinquished property.

•	The debt on the replacement property must be equal to or greater than the debt on the relinquished property.

•	All of the net proceeds from the sale of the relinquished property must be used to acquire the replacement property.
Once the money is deposited into an exchange account, funds can only be withdrawn in accordance with IRS Regulations. The taxpayer cannot receive any money until the exchange is complete.

The exchange ends the moment the taxpayer has actual or constructive receipt (i.e. direct or indirect use or control) of the proceeds from the sale of the relinquished property. The use of a Qualified Intermediary is a safe harbor established by the Treasury Regulations. If the taxpayer meets the requirements of this safe harbor, the IRS will not consider the taxpayer to be in receipt of the funds. The sale proceeds go directly to the Qualified Intermediary, who holds them until they are needed to acquire the replacement property. The Qualified Intermediary then delivers the funds directly to the closing agent. The taxpayer may not receive the proceeds or take constructive receipt of the funds in any way, without disqualifying the exchange.
A taxpayer has 45 days after the date that the relinquished property is transferred to properly identify potential replacement properties. The exchange must be completed by the date that is 180 days after the transfer of the relinquished property, or the due date of the taxpayer’s federal tax return for the year in which the relinquished property was transferred, whichever is earlier. Thus, for a calendar year taxpayer, the exchange period may be cut short for any exchange that begins after October 17th. However, the taxpayer can get the full 180 days, by obtaining an extension of the due date for filing the tax return. There are no extensions available. If the taxpayer does not meet the time limits, the exchange will fail and the taxpayer will have to pay any taxes arising from the sale of the relinquished property.
There are three rules that limit the number of properties that can be identified. The taxpayer must meet the requirements of at least one of these rules:
•	Three-Property Rule: The taxpayer may identify up to three potential replacement properties, without regard to their value; or

•	200% Rule: Any number of properties may be identified, but their total value cannot exceed twice the value of the relinquished property, or

•	95% Rule: The taxpayer may identify as many properties as he wants, but before the end of the exchange period the taxpayer must acquire replacement properties with an aggregate fair market value equal to at least 95% of the aggregate fair market value of all the identified properties.
Potential replacement property must be identified in a writing, signed by the taxpayer, and delivered to a party to the exchange who is not considered a “disqualified person”. A “disqualified” person is any one who has a relationship with the taxpayer that is so close that the person is presumed to be under the control of the taxpayer. Examples include blood relatives, and any person who is or has been the taxpayer’s attorney, accountant, investment banker or real estate agent within the two years prior to the closing of the relinquished property. The identification cannot be made orally.
(d) MARKETS
We are currently focused on developing a program to provided Section 1031 Exchange services to build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. To date, we have had no active operations. During 2007 our strategy will focus on developing a project pipeline.
(e) RAW MATERIALS
The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.
(f) CUSTOMERS AND COMPETITION
Our primary business plan involves facilitating real estate exchanges under Section 1031 of the Internal Revenue Code. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to obtain revenue from facilitating real estate exchanges under Section 1031 of the Internal Revenue Code will depend on our ability to successfully market our services in this highly competitive environment. Currently, we have no customers for our services. We cannot guarantee that we will be able to do so successfully.

(g) BACKLOG
At December 31, 2006, we had no backlogs.
(h) EMPLOYEES
We have no employees other than Mr. Backman, our President, He plans to devote less than 5% of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.
We do not pay our non-management Director but reimburse him for any out-of-pocket expenses incurred by them in connection with our business. Members of management who also serve on the Board receive no additional compensation for attending Board meetings.
(i) PROPRIETARY INFORMATION
We own no proprietary information.
(j) GOVERNMENT REGULATION
Since we only act in the capacity of an intermediary, we do not expect government regulations or laws to have any material impact on us.
(k) RESEARCH AND DEVELOPMENT
We have never spent any amount in research and development activities.
(l) ENVIRONMENTAL COMPLIANCE
Since we only act in the capacity of an intermediary, we do not expect environmental laws to have any material impact on us.
(m) SUBSEQUENT EVENTS
On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Real Estate Exchange to AARD shareholders of record on March 1, 2007 on a pro rata basis. Effective March 23, 2007, we distributed 1,810,476 shares of Real Estate Exchange shares to the AARD shareholders.
(n) HOW TO OBTAIN OUR SEC FILINGS
We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.
Our investor relations department can be contacted at our principal executive office located at our principal office 700 Seventeenth Street, Suite 1200, Denver, Colorado 80202. Our phone number at our headquarters is (303) 893-1003. We currently have no website.
ITEM 2. DESCRIPTION OF PROPERTY.
We currently use the mailing address of the offices of AARD for company use. We plan to occupy separate office facilities and obtain office furniture and equipment in the near future. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held no shareholders meeting in the fourth quarter of our fiscal year.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
(a) PRINCIPAL MARKET OR MARKETS
There is currently no public trading market for our securities. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.
(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
As of March 23, 2007, we had a total of 1,810,476 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.
(c) DIVIDENDS
Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.
(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990
The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.
Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.
The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:
•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;
The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:
•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.
In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.
Our activities have been primarily focused on organization as a development stage enterprise since planned principal operations have not yet commenced. Accordingly, management does not consider the historical results of operations to be representative of our future results of operation. Our development stage began when we approved our business plan on November 9, 2006. Our plan is to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. To facilitate these exchanges, we plan to act as a Qualified Intermediary. See “Business.”

Critical Accounting Policies
We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2006, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
We have had no revenue during the year ended December 31, 2006. Anticipated future operating revenue will represent services in connection with acting as a Qualified Intermediary in Section 1031 real estate exchange transactions. Such revenues will be recorded as the services are performed.
Plan of Operation for December 31, 2006 to December 31, 2007
Real Estate Exchange intends to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. Real Estate Exchange acts as a “Qualified Intermediary” for a fee to facilitate these exchanges. Through a Section 1031 Exchange, the tax on the gain is deferred until some future date.
Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.
We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until March, 2007, as contemplated by our business plan.

Seasonality
We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until March, 2007.
Results of Operations
We had no revenue for the year ended December 31, 2006. Operating expenses during the year ended December 31, 2006 totaled $500, consisting of professional fees.
Liquidity and Capital Resources
At December 31, 2006, we had an unrestricted cash balance of $2,000. Our current assets were $2,000 at December 31, 2006 and our current liabilities totaled $500, resulting in net working capital of $1,500.
Financial Position
At December 31, 2006, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. Management estimates it will take approximately $35,000 — $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2007. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2007, our business may fail.
Trends
There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our proposed operations. Our management has not made any commitments, which will require any material financial resources.
ITEM 7. FINANCIAL STATEMENTS.
FINANCIAL STATEMENTS
with
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder
Across America Real Estate Exchange, Inc.:
We have audited the accompanying balance sheet of Across America Real Estate Exchange, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in shareholder’s equity, and cash flows for the year ended December 31, 2006, from December 1, 2005 (inception) through December 31, 2005, and from December 1, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Exchange, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, from December 1, 2005 (inception) through December 31, 2005, and from December 1, 2005 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cordovano and Honeck LLP
Englewood, Colorado
January 10, 2007

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2006

Assets
Cash and equivalents	$2,000

Total assets	$2,000

Liabilities and Shareholder’s Equity
Liabilities
Accrued liabilities	$500

Total liabilities	500

Shareholder’s equity
Preferred stock, $.10 par value; 1,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000
Deficit accumulated during development stage	(500)

Total shareholder’s equity	1,500

Total liabilities and shareholder’s equity	$2,000

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations

		December 1, 2005	December 1, 2005
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2006	2005	2006
Operating expenses:
Selling, general and administrative	$500	$—	$500

Total Operating expenses	500	—	500

Loss from operations	(500)	—	(500)

Net loss	$(500)	$—	$(500)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	2,000,000	—

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Cash Flows

		December 1, 2005	December 1, 2005
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(500)	$—	$(500)
Adjustments to reconcile net income to net cash used by operating activities:
Changes in current assets and current liabilities:
Accounts payable and accrued liabilities	500	—	500

Net cash provided by operating activities	—	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	2,000	—	2,000

Net cash provided by financing activities	2,000	—	2,000

Net change in cash	2,000	—	2,000
Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$2,000	$—	$2,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—

Interest	$—	$—	$—

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholder’s Equity

					Deficit
					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Par Value	Shares	Par Value	Stage	Total
Balance at December 1, 2005 (inception)	—	$—	—	$—	$—	$—
Net loss, period ended December 31, 2005	—	—	—	—	—	—

Balance at December 31, 2005	—	—	—	—	—	—
December 2006, shares sold to parent corporation ($.001/share) (Note 2)	—	—	2,000,000	$2,000	—	2,000
Net loss, year ended December 31, 2006	—	—	—	—	(500)	(500)

Balance at December 31, 2006	—	$—	2,000,000	$2,000	$(500)	$1,500

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements
(1) Nature of Organization and Summary of Significant Accounting Policies
Nature of Organization and Basis of Presentation
Across America Real Estate Exchange, Inc. (the “Company”, or “Real Estate Exchange”) was incorporated in the state of Colorado on December 1, 2005 and is a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”). The Company commenced operations on November 9, 2006, after the approval of its business plan.
The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company was organized to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. It plans to act as a “Qualified Intermediary” for a fee to facilitate these exchanges.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds.
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2006.
Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2006, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Fiscal Year-end
The Company operates on a December 31 year-end.
(2) Related Party Transactions
On December 28, 2006, the Company sold 2,000,000 shares of its common stock to its parent corporation, Across America Real Estate Corp., for $2,000, or $.001 per share.
(3) Income Taxes
A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

December 31,
2006
U.S. statutory federal rate	15.00%
State income tax rate, net of federal benefit	3.94%
Net operating loss for which no tax benefit is currently available	-18.94%

0.00%

At December 31, 2006, deferred tax assets consisted of a net tax asset of $95, due to operating loss carryforwards of $500, which was fully allowed for, in the valuation allowance of $95. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2006 and from December 1, 2005 (inception) through December 31, 2005 totaled $95 and $-0-, respectively. The current tax benefit for the year ended December 31, 2006 and from December 1, 2005 (inception) through December 31, 2005 also totaled $95 and $-0-, respectively. The net operating loss carryforward expires through the year 2026.
The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.
Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(4) Subsequent Events
Spin Off
On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin off to its shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Real Estate Exchange to be issued for each ten shares issued and outstanding of common stock or common stock upon conversion of AARD preferred stock owned by such AARD shareholders as of the Record Date. Since AARD’s business is related to the proposed activities of Real Estate Exchange, the AARD directors decided it was in the best interest of AARD and Real Estate Exchange and AARD’s shareholders to spin-off Real Estate Exchange to minimize any potential of conflict of interest.
The shares of Real Estate Exchange are owned by AARD, who will distribute the Real Estate Exchange shares once the registration statement is effective with the Securities and Exchange Commission.
Promissory Note and Warrants
In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 23, 2007. The note carries a 15% interest rate and matures on January 23, 2008. The Company may extend the maturity date by one year upon payment of a renewal fee equal to 1.5% of the then outstanding principal balance due. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.
In addition, on January 23, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.
ITEM 8A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.
Changes in Internal Control over Financial Reporting
We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
Nothing to report.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Our Directors and Executive Officers, their ages and positions held with us as of March 23, 2007 are as follows:

Name:	Age:	Position:
G. Brent. Backman	65	President, Chief Executive Officer, Chief Financial Officer, Secretary-Treasurer and Director
Eric Balzer	58	Director
Mr. Backman has been an officer and director of ours since inception. He has also been a director of AARD since March, 2006. Mr. Backman co-founded Advanced Energy Industries (NASDAQ: AEIS) in 1981 and had been Vice President of Advanced Energy and a Director since its incorporation until December, 1998 when he retired as an officer of the company. He later retired from Advanced Energy’s Board of Directors in 2003. Mr. Backman helped Advanced Energy differentiate itself by growing to in excess of $100 million in revenues without any outside capital until the company went public in 1995. He helped lead the company to $360 million in annual revenue with 1,498 employees and a market cap of $2.3 billion in the fiscal year 2000. Mr. Backman started his career at Hughes Aircraft Company, where he rose to the position of Business Manager of a $400 million research lab. He left Hughes Aircraft Company to help found Ion Tech, which was acquired by Veeco Instruments. Mr. Backman has a degree from California State University, Fullerton.
Mr. Balzer has been a director of ours since inception. He has also been a director of AARD since its inception. He also has served as a member of the Board of Directors and Chairman of the Audit Committee of Ramtron International Corporation (RMTR), a NASDAQ National Market Company which designs specialized semiconductor products, from September, 1998 to 2004. In 2004, he became its Chief Financial Officer. Mr. Balzer was Senior Vice-President of Operations at Advanced Energy Industries (AEIS)from 1990 to 1999. Prior to joining Advanced Energy, Mr. Balzer was the Controller and, later, the Material and Manufacturing Manager of the Colorado Springs facility for International Business Machines (IBM). In addition to Advanced Energy, he has been a senior manager in one other successful start-up company, Colorado Manufacturing Technology, Inc., which was subsequently sold. His experience also includes financial oversight responsibilities for $1.5 Billion of cost plus construction programs with Shell Oil Company. Mr. Balzer currently manages his own residential real estate development and property management companies. These companies are known as Antares Development,LLC which has been in business since November, 1997 and Antares Property Management, Inc., which has been in business since July, 1999.
Committees of the Board of Directors
Currently, we do not have any committees of the Board of Directors.
Director and Executive Compensation
No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.
Employment Agreements
We have no written employment agreements with any of our executive officers or key employees.

Equity Incentive Plan
We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.
Indemnification and Limitation on Liability of Directors
Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director’s duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.
At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.
ITEM 10. EXECUTIVE COMPENSATION
No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table sets forth, as of January 10, 2007, information regarding the anticipated future ownership of our common stock after the spin off by:
*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.
We had 2,000,000 shares issued and outstanding as of December 31, 2006. The following table reflects our stock ownership assuming the completion of the spin-off of our shares to the shareholders of record of AARD declared January 10, 2007 to be effective March 1, 2007. Each person has sole voting and investment power with respect to the shares shown, except as noted. As of January 10, 2007, AARD had 16,036,625 shares of common stock and 517,000 Series A Convertible Preferred Stock, which is the equivalent of an additional 2,068,000 common shares, for a total of 18,104,625 shares outstanding, on a fully diluted basis. In connection with the spin-off, we estimate that AARD will issue approximately 1,810,476 shares to AARD shareholders. As a result, AARD will cancel and return to authorized shares a total of approximately 189,524 shares, giving the AARD shareholders one hundred percent ownership of us. However, because AARD will be rounding up fractional shares, we will not know the final share numbers until March 1, 2007, the record date of the transaction. For the purposes of this table, we have used 1,810,476 shares as our anticipated total issued and outstanding.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)
G. Brent Backman(3)(6)	1,178,144	65%
700 17th Street, Suite 1200 Denver, Colorado 80202
Sarmat, LLC(4)	314,000	17%
700 17th Street, Suite 1200 Denver, Colorado 80202
Eric Balzer(5)	24,000	1%
700 17th Street, Suite 1200 Denver, Colorado 80202
BOCO Investments, LLC(6)	100,000	6%
103 West Mountain Ave. Fort Collins, Colorado 80524
All Officers and Directors as a Group (two persons)	1,202,144	66%

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)	A total 1,178,144 shares are owned of record by GDBA Investments, LLLP, which is controlled by Mr. Backman. A total of 1,000 shares are owned in the name of adult children of the affiliate of this entity, for which it disclaims beneficial ownership.

(4)	A total of 194,000 of these shares are owned of record. Sarmat, LLC is controlled by Mr. Brian Klemsz. Mr. Klemsz’s only role with us is as an indirect investor. A total of 120,000 shares are owned in the name of family members of the affiliate of this entity.

(5)	A total of 15,000 shares are owned in the name of an affiliated entity. A total of 7,500 shares are owned in the name of Mr. Balzer’s son. Mr. Balzer disclaims beneficial ownership of these shares.

(6)	On September 28, 2006, GDBA Investments, LLLP and BOCO Investments, LLC each acquired 250,000 shares of AARD Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is the equivalent of four common shares for conversion purposes. As a result, GDBA Investments, LLLP and BOCO Investments, LLC will each receive an additional 100,0000 common shares in us, in addition to any ownership of common shares. These additional shares are reflected in the total number of shares owned by each entity in us.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On January 23, 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company, a company controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008. The maturity date of this note may be extended at the option of Safe Harbor for a period of one year following the maturity date provided Safe Harbor receives a renewal fee equal to 1.5% of the then outstanding principal balance due. However, the maturity date of this note will not be extended past January 23, 2009. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days for the date of the promissory note.
We issued have a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Safe Harbor to loan us $250,000. The warrants are subject to registration rights.
Once the spin-off distribution is affected, the GDBA Investments, LLLP will hold 1,178,144 shares of our issued and outstanding stock, representing approximately 65% of our issued and outstanding common stock. Mr. Backman is a beneficiary of GDBA Investments, LLLP and controls this entity. GDBA Investments, LLLP may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

There were 2,000,000 shares of common stock outstanding at December 31, 2006. To facilitate the one for ten distribution, approximately 189,524 shares will be cancelled for no consideration, leaving a total of approximately 1,810,476 shares issued and outstanding, giving the AARD shareholders one hundred percent ownership of us. However, because AARD will be rounding up fractional shares, we will not know the final share numbers until March 1, 2007, the record date of the transaction.
We use the mailing address of the offices of AARD for our mailing address. No expense provision for this use has been provided since it has been determined that it is immaterial.
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
The following financial information is filed as part of this report:
(a) (1) FINANCIAL STATEMENTS
(2) SCHEDULES
(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description
3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Warrant dated January 23, 2007 for Safe Harbor Business Development Company

10.1*	Promissory note dated January 23, 2007 with Safe Harbor Business Development Company

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906
* Previously filed with Form SB-2 Registration Statement, January 29, 2007.
(b) Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended December 31. 2006.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $500 for the year ended December 31, 2006 and for professional services rendered for the audit of the Company’s annual financial statements and review of the financial statements included in its quarterly reports.
We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2007.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation
By:	/s/ G. Brent Backman
G. Brent Backman, President,
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

By:	/s/ Eric Balzer
Eric Balzer, Director

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906