Form 10QSB
period 2007-06-30
Across America Real Estate Exchange Inc
filed 2007-08-13
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2007

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

As of  August 1, 2007, registrant had outstanding 1,810,476 shares of the registrant’s common stock.  The common stock of this Company is listed on the Bulletin Board under the symbol AAEX but has not yet traded in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB
Across America Real Estate Exchange, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc. and its subsidiaries.

ITEM 1.      FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)
June 30, 2007

Assets
Cash and cash equivalents	$3,692
Deposits	3,164
Total assets	$6,856

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities	$5,150
Note payable, related party (note 3)	51,981
Total liabilities	57,131

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,810,476 shares issued and outstanding	1,810
Additional paid-in-capital	614
Deficit accumulated during development stage	(52,699)
Total shareholders' deficit	(50,275)

Total liabilities and shareholders deficit	$6,856

The accompanying notes are an integral part of the financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					December 1,
					2005
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Operating expenses:
Selling, general and administrative	$10,351	$-	$50,218	$-	$50,718
Total operating expenses	10,351	-	50,218	-	50,718

Loss from operations	(10,351)	-	(50,218)	-	(50,718)

Non-operating expense:
Interest expense, related party (note 3)	(1,932)	-	(1,981)	-	(1,981)
Loss before income taxes	(12,283)	-	(52,199)	-	(52,699)

Net loss	$(12,283)	$-	$(52,199)	$-	$(52,699)

Basic and diluted loss per share	$(0.01)	$-	$(0.03)	$-

Basic and diluted weighted average common
shares outstanding	1,810,476	-	1,810,476	1,810,476

The accompanying notes are an integral part of the financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			December 1,
			2005
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(52,199)	$-	$(52,699)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(3,164)	-	(3,164)
Accounts payable and accrued liabilities	6,631	-	7,131
Net cash (used in) provided by operating activities	(48,308)	-	(48,308)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 3)	50,000	-	50,000
Net cash provided by financing activities	50,000	-	52,000
Net change in cash	1,692	-	3,692

Cash and cash equivalents, beginning of period	2,000	-	—

Cash and cash equivalents, end of period	$3,692	$-	$3,692

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the six months ended June 30, 2007
(unaudited)
						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	Earnings During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, six months ended
June 30, 2007	-	-	-	-	-	(52,199)	(52,199)

Balance at June 30, 2007	-	$-	1,810,476	$1,810	$614	$(52,699)	$(50,275)

The accompanying notes are an integral part of the financial statements.

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

(3) Related Party Transactions

Promissory Note and Warrants

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

As of  June 30, 2007 our total outstanding principal and interest due to our notes payable is as follows:

Principal	$50,000
Interest	1,981
$51,981

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

The spin-off was completed on March 21, 2007.  As of June 30, 2007 the total shares issued and outstanding is 1,810,476.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

Quarter Ended June 30,
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

Balance, at June 30,
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

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

If we do not generate adequate revenues to finance our operations, our businessmay fail.

We have not generated revenues from our inception. As of June 30, 2007, we had a cash position of $3,692. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountantshave expressed doubts about our ability to continue as a going concern.

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

The lack of a broker or dealer to create or maintain a market in our stockcould adversely impact the price and liquidity of our securities.

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

As our stock will not be listed on Nasdaq or another national exchange, tradingin our shares will be subject to rules governing “penny stocks,” which willimpair trading activity in our shares.

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

Issuances of our stock could dilute current shareholders and adversely affectthe market price of our common stock, if a public trading market develops.

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

Colorado law and our Articles of Incorporation protect our directors fromcertain types of lawsuits, which could make it difficult for us to recoverdamages from them in the event of a lawsuit.

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

The share control position of the Mr. Backman will limit the ability of othershareholders to influence corporate actions.

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

Our future success depends, in large part, on the continued service of ourPresident.

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

Results of Operations

The following discussion involves our results of operations for the three months ending June 30, 2007 and June 30, 2006.  We had no revenues for the three months ended June 30, 2007 or for the three months ended June 30, 2006.  We had no revenues for the six months ended June 30, 2007 or for the six months ended June 30, 2006.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $10,351 for the three months ended June 30, 2007, compared to $ -0- for the three months ended June 30, 2006.  Selling, general and administrative costs were $50,218 for the six months ended June 30, 2007, compared to $ -0- for the six months ended June 30, 2006.  Most of the costs were attributable professional fees relating to filing of  the quarterly reports.   We believe .that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $12,283 for the three months ended June 30, 2007 compared to a net loss of $ -0- for the three months ended June 30, 2006. We had a net loss of $52,199 for the six months ended June 30, 2007 compared to a net loss of $ -0- for the six months ended June 30, 2006.   The increased losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on June 30, 2007 was $3,692.   This compares to a cash balance of $ -0- on June 30, 2006.  We plan to generate operating cash by acting as a Qualified Intermediary in Section  1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had $48,308 cash used in operating activities  and $ 50,000 provided by financing activities for the six months ended June 30, 2007.  We had no cash used in/provided by operating activities or used in/provided by financing activities for the six months ended June 30, 2006.   Management believes that this situation will change as we develop our business plan.

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

We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until November, 2007.

Recent problems in the national credit markets have caused our management to review our original business plan. The contraction of available credit by major lending institutions, particularly with respect to real estate, may negatively impart our ability to act as a qualified intermediary in Section 1031 exchanges.  Our business plan relies upon our ability to act as a qualified intermediary in Section 1031 exchanges.   The contraction of available credit placement opportunities places our proposed revenue model at risk. We are currently re-evaluating the original business plan to assess its ongoing viability. We have made no definitive decisions at this point, however.

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

* Previously filed with Form SB-2 Registration Statement, January 29, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on AUGUST 13, 2007.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

Date: August 13, 2007	By:	/s/ G. Brent Backman
G. Brent Backman, President, Chief Executive Officer,
Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)