Form 10QSB
period 2007-09-30
Across America Real Estate Exchange Inc
filed 2007-11-08
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2007

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

As of  October 1, 2007, registrant had outstanding 1,810,476 shares of the registrant’s common stock.  The common stock of this Company is listed on the Bulletin Board under the symbol AAEX but has not yet traded in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB
Across America Real Estate Exchange, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc. and its subsidiaries.

ITEM 1.      FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)
September 30, 2007

Assets
Cash and cash equivalents	$6,350
Prepaid Expenses	2,537
Total assets	$8,887

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities	$1,965
Note payable, related party (note 3)	61,936
Total liabilities	63,901

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614
Deficit accumulated during development stage	(57,438)
Total shareholders' deficit	(55,014)

Total liabilities and shareholders deficit	$8,887

The accompanying notes are an integral part of the financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations						December 1,
(unaudited)						2005
						(Inception)
	Three Months Ended		Nine Months Ended			Through
	September 30,		September 30,			September 30,
	2007	2006	2007	2006		2007

Operating expenses:
Selling, general and administrative	$2,803	$-	$53,022	$		$53,522
Total operating expenses	2,803	-	53,022			53,522

Loss from operations	(2,803)	-	(53,022)			(53,522)

Non-operating expense:
Interest expense, related party (note 3)	(1,936)	-	(3,916)			(3,916)
Loss before income taxes	(4,739)	-	(56,938)			(57,438)

Net loss	$(4,739)	$-	$(56,938)	$		$(57,438)

Basic and diluted loss per share	$(0.00)	$-	$(0.03)		$-

Basic and diluted weighted average common
shares outstanding	1,810,476	-	1,810,476		1,810,476

The accompanying notes are an integral part of the financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)			December 1,
Statements of Cash Flows			2005
(Unaudited)			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(56,938)	$-	$(57,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(2,537)	-	(2,537)
Accounts payable and accrued liabilities	3,401	-	3,901
Net cash (used in) provided by operating activities	(55,650)	-	(55,650)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 3)	60,000	-	60,000
Net cash provided by financing activities	60,000	-	62,000
Net change in cash	4,350	-	6,350

Cash and cash equivalents, beginning of period	2,000	-	—

Cash and cash equivalents, end of period	$6,350	$-	$6,350

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$1,981	$-	$1,981

The accompanying notes are an integral part of the financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the nine months ended September 30, 2007

	Preferred Stock		Common Stock
		Par		Par	Additional Paid-in	Deficit Accumulated Earnings During
	Shares	Value	Shares	Value	Captial	Development Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, nine months ended
September 30, 2007	-	-	-	-	-	(56,938)	(56,938)

Balance at September 30, 2007	-	$-	1,810,476	$1,810	$614	$(57,438)	$(55,014)

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

As of  September 30, 2007 our total outstanding principal and interest due to our notes payable is as follows:

As of June 30, 2007

Principal	$60,000
Interest	1,936
$61,936

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

The spin-off was completed on March 21, 2007.  As of September 30, 2007 the total shares issued and outstanding is 1,810,476.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

The fair value of the each warrant was calculated on the grant date of January 12, 2007 using the Black-Scholes model and was valued at $0.0021 using the following assumptions and inputs:

Quarter Ended September 30, 2007

Risk free interest rate	4.76%
Expected life	5
Dividend yield	0.00%
Expected volatility	0.00%
Fair Value	$ 0.0021

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

		Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2006	-	-	-	-	-	-	-	-

Activity during 2007:
Granted	200,000	0.01		-	200,000	0.01	-	-
Expired/Cancelled	-				-	-	-	-
Forfeited	-				-	-	-	-
Exercised	-				-	-	-	-

Balance, at September 30,
2007	200,000	0.01	4.8	-	200,000	0.01	4.8	-

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

We have not generated revenues from our inception. As of September 30, 2007, we had a cash position of $6,350.  Operating costs are expected to range between $30,000 and $60,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

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

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $60,000 for the fiscal year ending December 31, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Results of Operations

The following discussion involves our results of operations for the nine months ending September 30, 2007 and September 30, 2006.  We had no revenues for the nine months ended September 30, 2007 or for the nine months ended September 30, 2006.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $2,803 for the three months ended September 30, 2007, compared to $ -0- for the three months ended September 30, 2006.  Selling, general and administrative costs were $53,022 for the nine months ended September 30, 2007, compared to $ -0- for the nine months ended September 30, 2006.  Most of the costs were attributed to professional fees relating to filing of the quarterly reports.   We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $4,739 for the three months ended September 30, 2007 compared to a net loss of $ -0- for the three months ended September 30, 2006. We had a net loss of $56,938 for the nine months ended September 30, 2007 compared to a net loss of $ -0- for the nine months ended September 30, 2006.   The increased losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on September 30, 2007 was $6,350.   This compares to a cash balance of $ -0- on September 30, 2006.  We plan to generate operating cash by acting as a Qualified Intermediary in Section  1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had $55,650 cash used in operating activities  and $60,000 provided by financing activities for the nine months ended September 30, 2007.  We had no cash used in/provided by operating activities or used in/provided by financing activities for the nine months ended September 30, 2006.   Management believes that this situation will change as we develop our business plan.

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

Our operating costs are expected to range between $30,000 and $60,000 for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor, I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until January, 2008.

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

* Previously filed with Form SB-2 Registration Statement, January 29, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2007.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

November 8, 2007	By:	/s/ G. Brent Backman
G. Brent Backman, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)