Form 10KSB
period 2007-12-31
Across America Real Estate Exchange Inc
filed 2008-04-04
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 000-52533

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

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $316,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 28, 2008, was 1,810,476.

FORM 10-KSB
Across America Real Estate Exchange, Inc.

References in this document to “Real Estate Exchange,” "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

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

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

We have not generated revenues from our inception. As of December 31, 2007, we had a cash position of $3,761. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2006, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is now due January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2007 and 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will use our real estate intermediary services; and

•	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders who received shares in our recent spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Real Estate Exchange to AARD shareholders of record on March 1, 2007 on a pro rata basis. Since AARD’s business is related to the proposed activities of Real Estate Exchange, the AARD directors decided it was in the best interest of AARD and Real Estate Exchange and AARD’s shareholders to spin-off Real Estate Exchange to minimize any potential of conflict of interest. The shares of Real Estate Exchange were owned by AARD, who distributed a total of 1,810,476 shares to the AARD shareholders on or about March 23, 2007.

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

•
Qualifying Property — Certain types of property are specifically excluded from Section 1031 treatment: property held primarily for sale; inventories; stocks, bonds or notes; other securities or evidences of indebtedness; interests in a partnership; certificates of trusts or beneficial interest; and chooses in action. In general, if property is not specifically excluded, it can qualify for tax-deferred treatment.

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

 (d) MARKETS

We are currently focused on developing a program to provided Section 1031 Exchange services to build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. To date, we have had no active operations. During 2008 our strategy will focus on developing a project pipeline.

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

(g) BACKLOG

At December 31, 2007, we had no backlogs.

(h) EMPLOYEES

We have no employees other than Mr. Backman, our President. He plans to devote less than 5% of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.

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

(m)           HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol AAEX. The common stock began trading in December, 2007.  The high and low bid quotation for our common stock through December 31, 2007 was $1.25 and $0.25.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 28, 2008, we had a total of 1,810,476 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

(c) DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-    contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-    contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-    contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-    contains a toll-free telephone number for inquiries on disciplinary actions;

-    defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-    contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-    the bid and offer quotations for the penny stock;

-    the compensation of the broker-dealer and its salesperson in the transaction;

-    the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-    monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS F OPERATIONS

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

Our activities have been primarily focused on organization as a development stage enterprise since planned principal operations have not yet commenced. Accordingly, management does not consider the historical results of operations to be representative of our future results of operation. Our development stage began when we approved our business plan on November 9, 2007. Our plan is to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. To facilitate these exchanges, we plan to act as a Qualified Intermediary. See “Business.”

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2007, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

We have had no revenue during the years ended December 31, 2007 and 2006. Anticipated future operating revenue will represent services in connection with acting as a Qualified Intermediary in Section 1031 real estate exchange transactions. Such revenues will be recorded as the services are performed.

Plan of Operation for December 31, 2007 to December 31, 2008

Real Estate Exchange intends to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. Real Estate Exchange acts as a “Qualified Intermediary” for a fee to facilitate these exchanges. Through a Section 1031 Exchange, the tax on the gain is deferred until some future date.

Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 23, 2008 but was extended to January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

We generated no revenues during the years ended December 31, 2007 and 2006, and management does not anticipate any revenues until June 2008, at the earliest.

Seasonality

We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until June 2008.

Results of Operations

We had no revenue for the years ended December 31, 2007 and 2006. Operating expenses during the year ended December 31, 2007 totaled $62,236, consisting primarily of general and administrative expenses and interest expense, and $500 for the year ended December 31, 2006, consisting of professional fees.

Liquidity and Capital Resources

           At December 31, 2007, we had an unrestricted cash balance of $3,761.

 Net cash used in operating activities was $58,239 for the fiscal year ended December 31, 2007. This consisted of interest expense and professional fees in 2007

    Net cash provided by financing activities was $60,000 for the fiscal year ended December 31, 2007. This amount represented the advance on our promissory note.

Financial Position

At December 31, 2007, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 23, 2008 but was extended to January 23, 2009. Management estimates it will take approximately $35,000 — $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2007. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2007, our business may fail.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Across America Real Estate Exchange, Inc.

We have audited the accompanying balance sheet of Across America Real Estate Exchange, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, and the period from December 1, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Exchange, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from December 1, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 28, 2008

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007

Assets
Cash and cash equivalents (note 1)	$3,761
Prepaid expenses	1,910
Total assets	$5,671

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$3,715
Note payable, related party (note 2)	62,268
Total liabilities	65,983

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,810,476 shares issued and outstanding	1,810
Additional paid-in-capital	614
Deficit accumulated during development stage	(62,736)
Total shareholders' deficit	(60,312)

Total liabilities and shareholders' deficit	$5,671

See accompanying notes to financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations			December 1,
			2005
			(Inception)
	For the year ended		Through
	December 31,		December 31,
	2007	2006	2007

Operating expenses:
Selling, general and administrative (note 6)	$56,051	$500	$56,551
Total operating expenses	56,051	500	56,551

Loss from operations	(56,051)	(500)	(56,551)

Non-operating expense:
Interest expense, related party (note 2)	(6,185)	-	(6,185)
Loss before income taxes	(62,236)	(500)	(62,736)

Net loss	$(62,236)	$(500)	$(62,736)

Basic and diluted loss per share	$(0.03)	$-

Basic and diluted weighted average common
shares outstanding	1,853,054	2,000,000

See accompanying notes to financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the years ended December 31, 2007 and 2006						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2005	-	$-	-	$-	$-	$-	$-

December 2006, shares sold to parent corporation
($.001/share)	-	-	2,000,000	2,000	-	-	2,000

Net loss, year ended December 31, 2006	-	-	-	-	-	(500)	(500)

Balance at December 31, 2006	-	-	2,000,000	$2,000	-	(500)	1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(62,236)	(62,236)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(62,736)	$(60,312)

See accompanying notes to financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)			December 1,
Statements of Cash Flows			2005
			(Inception)
	Year ended		Through
	December 31,		December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(62,236)	$(500)	$(62,736)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,910)	-	(1,910)
Accounts payable and accrued liabilities	5,483	500	5,983
Net cash (used in) operating activities	(58,239)	-	(58,239)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,000	2,000
Proceeds from note payable, related party (note 2)	60,000	-	60,000
Net cash provided by financing activities	60,000	2,000	62,000
Net change in cash	1,761	2,000	3,761

Cash and cash equivalents, beginning of year	2,000	-	—

Cash and cash equivalents, end of year	$3,761	$2,000	$3,761

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$3,916	$-	$3,916

See accompanying notes to financial statements

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(1)   Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
Across America Real Estate Exchange, Inc. (the “Company”) was incorporated in the state of Colorado on December 1, 2005 as a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”).  The Company commenced operations on November 9, 2006, after the approval of its business plan.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2007.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2007, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No prior periods are yet subject to examination as the initial returns for the Company have not yet been filed.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)  Related Party Transactions

On December 28, 2006, the Company sold 2,000,000 shares of its common stock to its parent corporation, Across America Real Estate Corp., for $2,000, or $.001 per share.

Promissory Note and Warrants

In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a $250,000 loan. This loan is evidenced by an unsecured promissory note dated January 12, 2007. The note carries a 15% interest rate and matures on January 23, 2008. The maturity of the note has been extended to January 23, 2009.  The renewal fee of 1.5% of the then outstanding principal balance due was payable April 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%. This note has  been extended to April 23, 2009.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

In addition, on January 23, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance (see Note 5).

As of December 31, 2007 the total principal and accrued interest owed on our note payable is as follows:

As of December 31, 2007

Principal	$60,000
Accrued interest	2,268
$62,268

(3)   Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December	December
	2007	2006
U.S. statutory federal rate	16.35%	15.00%
State income tax rate, net of federal benefit	3.87%	3.94%
Net operating loss for which no tax
Benefit is currently available	-20.22%	-18.94%
	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $12,679, based on an operating loss inception to date of $62,736, which was fully allowed for, in the valuation allowance of $12,679. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the periods ended December 31, 2007 and 2006 totaled $12,584 and $95, respectively.  The net operating loss carryforward expires through the year 2027.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforward generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(4)   Stockholders Equity

On January 10, 2007, the directors of Across America Real Estate Corp. (“AARD“) approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin off to its shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Financial Services to be issued for each ten shares issued and outstanding of common stock or common stock upon conversion of AARD preferred stock owned by such AARD shareholders as of the Record Date. Since AARD’s business is related to the proposed activities of Real Estate Exchange, the AARD directors decided it was in the best interest of AARD and Real Estate Exchange and AARD’s shareholders to spin-off Real Estate Exchange to minimize any potential conflict of interest.

The spin off was completed on March 21, 2007.  As of December 31, 2007 the total shares issued and outstanding is 1,810,476.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

(5)   Warrant Expense

On January 23, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

The fair value of the each warrant was calculated on the grant date of January 23, 2007 using the Black-Scholes model and was valued at $0.0021 using the following assumptions and inputs:

Year Ended
December 31,
2007

Risk free interest rate	4.76%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	0.00%
Fair Value	$0.0021

There are a number of assumptions and estimates used in calculating the fair value of warrants. These include the expected term of the warrant, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information.   The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the warrants or award being valued. Across America Real Estate Exchange, Inc. does not currently pay a dividend on its common stock.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

		Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2006	-	-	-	-	-	-	-	-

Activity during 2007:
Granted	200,000	0.01		-	200,000	0.01	-	-
Expired/Cancelled	-				-	-	-	-
Forfeited	-				-	-	-	-
Exercised	-				-	-	-	-

Balance, at September 30,
2007	200,000	0.01	4.0	-	200,000	0.01	4.0	-

Warrant expense was recorded in 2007, the period in which the warrants vested. The total amount of expense calculated for the warrants issued totaled $424.  This expense was recorded in Selling, general and administrative on the Statements of Operations.

(6)   Operating Expenses

The total selling, general and administrative expense recorded on the financials for the period ending December 31, 2007 and December 31, 2006 was $56,051 and $500 respectively.   The major components of operating expenses are as follows:

	For the year ended
Expense	December	December
Type	2007	2006
Professional fees	$52,946	$500
Warrant expense	424	-
Other	681	-
Total Selling, general and administrative	$56,051	$500

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(7)   Subsequent Events

The maturity date for the Safe Harbor note payable has been extended to January 23, 2009.  The renewal fee is due and payable in April 2008.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

 Management’s Annual Report on Internal Control over Financial Reporting

       As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2007, being the date of our most recently completed fiscal year end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

       The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

       During our most recently completed fiscal year ended December 31, 2007, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of March 28, 2008 are as follows:

Name:	Age:	Position:
G. Brent. Backman	65	President, Chief Executive Officer, Chief Financial Officer, Secretary-Treasurer and Director
Eric Balzer	58	Director

Mr. Backman has been an officer and director of ours since inception. He has also been a director of AARD since March, 2007. Mr. Backman co-founded Advanced Energy Industries (NASDAQ: AEIS) in 1981 and had been Vice President of Advanced Energy and a Director since its incorporation until December, 1998 when he retired as an officer of the company. He later retired from Advanced Energy’s Board of Directors in 2003. Mr. Backman helped Advanced Energy differentiate itself by growing to in excess of $100 million in revenues without any outside capital until the company went public in 1995. He helped lead the company to $360 million in annual revenue with 1,498 employees and a market cap of $2.3 billion in the fiscal year 2000. Mr. Backman started his career at Hughes Aircraft Company, where he rose to the position of Business Manager of a $400 million research lab. He left Hughes Aircraft Company to help found Ion Tech, which was acquired by Veeco Instruments. Mr. Backman has a degree from California State University, Fullerton.

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

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 28, 2008, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

As of March 28, 2008, there were a total of 1,810,476 common shares issued and outstanding.

Name and Address Beneficial Owner	No. of Common Shares	Percentage of Ownership(1)(2)
G. Brent Backman(3)(6)	1,178,144	65%
700 17th Street, Suite 1200
Denver, Colorado 80202

Sarmat, LLC(4)	314,000	17%
700 17th Street, Suite 1200
Denver, Colorado 80202

Eric Balzer(5)	24,000	1%
700 17th Street, Suite 1200
Denver, Colorado 80202

BOCO Investments, LLC(6)	100,000	6%
103 West Mountain Ave.
Fort Collins, Colorado 80524

All Officers and Directors as a Group (two persons)	1,202,144	66%
____________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 23, 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company, a company controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 23, 2008 but was extended to January 23, 2009. The Company paid a renewal fee equal to 1.5% of the then outstanding principal balance due. However, the maturity date of this note will not be extended past January 23, 2009. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days for the date of the promissory note.

We issued have a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Safe Harbor to loan us $250,000. The warrants are subject to registration rights.

GDBA Investments, LLLP holds 1,178,144 shares of our issued and outstanding stock, representing approximately 65% of our issued and outstanding common stock. Mr. Backman is a beneficiary of GDBA Investments, LLLP and controls this entity. GDBA Investments, LLLP may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

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

* Previously filed with Form SB-2 Registration Statement, January 29, 2007.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended December 31. 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck, LLP, Certified Public Accountants, billed an aggregate of $3,900 for the year ended December 31, 2007 and $2,500 for the year ended December 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 2008.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ G. Brent Backman
G. Brent Backman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)

By:	/s/ Eric Balzer
Eric Balzer, Director