Form 10QSB
period 2008-03-31
Across America Real Estate Exchange Inc
filed 2008-05-14
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]  No []

As of  May 1, 2008, registrant had outstanding 1,810,476 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

FORM 10-QSB
Across America Real Estate Exchange, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2008

Assets
Cash and cash equivalents (note 1)	$528
Prepaid expenses	1,283
Total assets	$1,811

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$10,114
Note payable, related party (note 2)	62,244
Total liabilities	72,358

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614
Deficit accumulated during development stage	(72,971)
Total shareholders' deficit	(70,547)

Total liabilities and shareholders' deficit	$1,811

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations			December 1,
			2005
			(Inception)
	Three months ended		Through
	March 31,		March 31,
	2008	2007	2008

Operating expenses:
Selling, general and administrative (note 6)	$7,991	$39,867	$64,542
Total operating expenses	7,991	39,867	64,542

Loss from operations	(7,991)	(39,867)	(64,542)

Non-operating expense:
Interest expense, related party (note 2)	(2,244)	(49)	(8,429)
Loss before income taxes	(10,235)	(39,916)	(72,971)

Net loss	$(10,235)	$(39,916)	$(72,971)

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average common
shares outstanding	1,853,054	1,853,054

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the period ended March 31, 2008						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(62,236)	(62,236)
Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(62,736)	$(60,312)

Net loss, quarter ended
March 31, 2008	-	-	-	-	-	(10,235)	(10,235)

Balance at March 31, 2008	-	$-	1,810,476	$1,810	$614	$(72,971)	$(70,547)

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)			December 1,
Statements of Cash Flows			2005
			(Inception)
	Three months ended		Through
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(10,235)	$(39,916)	$(72,971)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)		424	424
Changes in operating assets and operating liabilities:
Prepaid expenses	627	(3,791)	(1,283)
Accounts payable and accrued liabilities	6,375	16,585	12,358
Net cash (used in) operating activities	(3,233)	(26,698)	(61,472)

Cash flows from financing activities:
Proceeds from sale of common stock	—	40,000	2,000
Proceeds from note payable, related party (note 2)	—	—	60,000
Net cash provided by financing activities	—	40,000	62,000
Net change in cash	(3,233)	13,302	528

Cash and cash equivalents, beginning of period	3,761	2,000	—

Cash and cash equivalents, end of periood	$528	$15,302	$528

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$2,268	$—	$6,185

The accompanying notes are an integral part of these financial statements.

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2) Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(3) Related Party Transactions

Promissory Note and Warrants

In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 23, 2007. The note carries a 15% interest rate and matured on January 23, 2008. The Company extended the maturity date by one year to January 23, 2009. Payment of a renewal fee equal to 1.5% of the the outstanding principal balance as of January 23, 2008 is due and payable by May 15, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.

In addition, on January 23, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of March 31, 2008 our total outstanding principal and interest due to our notes payable is as follows:

For the quarter
Ending
March 31, 2008
Principal	$60,000
Interest	2,244
$62,244

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
2008

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Warrant activity through the quarter ended March 31, 2008 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2007	200,000	0.01	-	-	200,000	0.01	-	-

Activity during 2008:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at March 31,
2008	200,000	0.01	3.8	-	200,000	0.01	3.8	-

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

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

We have not generated revenues from our inception. As of March 31, 2008, we had a cash position of $528. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

- our ability to locate clients who will use our real estate intermediary services; and

- our ability to generate revenues.

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

Results of Operations

The following discussion involves our results of operations for the quarters ending March 31, 2008 and March 31, 2007.  We had no revenues for the quarter ended March 31, 2008 or for the fiscal quarter ended March 31, 2007.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $7,991 for the quarter ended March 31, 2008, compared to $39,867 for the quarter ended March 31, 2007.  Most of the costs in 2007 were attributed to professional fees related to our public offering. Future selling, general and administrative costs are not expected to be significant; however, we believe that they will increase as we grow our business activities going forward.

We had a net loss of $10,235 for the three months ended March 31, 2008 compared to a net loss of $39,916 for the three months ended March 31, 2007.  The decrease in losses year over year was associated with higher start up costs to develop our business plan in 2007.

Liquidity and Capital Resources

Our cash balance on March 31, 2008 was $528.   This compares to a cash balance of $15,302 on March 31, 2007.  We plan to generate operating cash by acting as a Qualified Intermediary in Section  1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had $3,233 cash used in operating activities for the three months ended March 31, 2008 and $26,698 for the three months ended March 31, 2007.   We had no financing activities for the quarter ended March 31, 2008 but did have $40,000 that was provided by financing activities for the quarter ended March 31, 2007.  Management believes that this situation will change as we develop our business plan.

Management continues to assess our capital resources in relation to its ability to fund continued operations on an ongoing basis.  As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and growth.

Plan of Operation for December 31, 2007 to December 31, 2008

We intend to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. Real Estate Exchange acts as a “Qualified Intermediary” for a fee to facilitate these exchanges. Through a Section 1031 Exchange, the tax on the gain is deferred until some future date.

Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor, I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

We generated no revenues during the year ended December 31, 2007, and management does not anticipate any revenues until June, 2008, as contemplated by our business plan.

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

* Previously filed with Form SB-2 Registration Statement, January 29, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2008.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

Date May 14, 2008	By:	/s/ G. Brent Backman
G. Brent Backman, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)