Form 10-Q
period 2008-06-30
Across America Real Estate Exchange Inc
filed 2008-08-19
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.  0-52533

Across America Real Estate Exchange, Inc.
(Exact Name of Issuer as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

700 17th Street, Suite 1200
Denver, Colorado	80202
(Address of principal executive offices)	(zip code)

 (303) 893-1003
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

FORM 10-Q
Across America Real Estate Exchange, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)		December 31,
Balance Sheet		2007
	June 30,	(Derived from
	2008	audited
	(unaudited)	statements)

Assets
Cash and cash equivalents (note 1)	$3,455	$3,761
Prepaid expenses	3,156	1,910
Total assets	$6,611	$5,671

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$6,025	$3,715
Note payable, related party (note 2)	78,612	62,268
Total liabilities	84,637	65,983

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614	614
Deficit accumulated during development stage	(80,450)	(62,736)
Total shareholders' deficit	(78,026)	(60,312)

Total liabilities and shareholders' deficit	$6,611	$5,671

The accompanying notes are an integral part of these financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations					December 1,
					2005
					(Inception)
	Three months ended		Six months ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating expenses:
Selling, general and administrative	$3,867	$10,351	$11,858	$50,218	$68,409
Total operating expenses	3,867	10,351	11,858	50,218	68,409

Loss from operations	(3,867)	(10,351)	(11,858)	(50,218)	(68,409)

Non-operating expense:
Interest expense, related party (note 2)	(3,612)	(1,932)	(5,856)	(1,981)	(12,041)
Loss before income taxes	(7,479)	(12,283)	(17,714)	(52,199)	(80,450)

Net loss	$(7,479)	$(12,283)	$(17,714)	$(52,199)	$(80,450)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,810,476	1,810,476	1,810,476

The accompanying notes are an integral part of these financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the period ended June 30, 2008
(unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(62,236)	(62,236)
Balance at December 31, 2007	-	-	1,810,476	1,810	614	(62,736)	(60,312)

Net loss for the six months
ended June 30, 2008	-	-	-	-	-	(17,714)	(17,714)

Balance at June 30, 2008	-	$-	1,810,476	$1,810	$614	$(80,450)	$(78,026)

The accompanying notes are an integral part of these financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			December 1,
			2005
			(Inception)
	Six months ended		Through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(17,714)	$(52,199)	$(80,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	-	424	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,246)	(3,164)	(3,156)
Accounts payable and accrued liabilities	3,654	6,631	9,937
Net cash (used in) operating activities	(15,306)	(48,308)	(73,245)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	15,000	50,000	75,000
Net cash provided by financing activities	15,000	50,000	77,000
Net change in cash	(306)	1,692	3,755

Cash and cash equivalents, beginning of period	3,761	2,000	—

Cash and cash equivalents, end of periood	$3,455	$3,692	$3,455

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$4,512	$-	$8,428

The accompanying notes are an integral part of these financial statements

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2) Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(3) Related Parties

Promissory Note and Warrants

In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 23, 2007. The note carries a 15% interest rate and matured on January 23, 2008.  The Company extended the maturity date by one year to January 12, 2009.  Included with the extension is a renewal fee equal to 1.5% of the outstanding principal balance as of January 12, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.  All interest and renewal fees have been paid as of June 30, 2008.

In addition, on January 23, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of June 30, 2008 our total outstanding principal and interest due to our notes payable is as follows:

Principal	$75,000
Accrued interest	3,612
78,612

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Warrant activity through the quarter ended June 30, 2008 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2007	200,000	0.01	-	-	200,000	0.01	-	-

Activity during 2008:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at June 30, 2008
	200,000	0.01	3.5	-	200,000	0.01	3.5	-

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ended June 30, 2008 and June 30, 2007 and from inception through June 30, 2008.  We had no revenues for the three months ended June 30, 2008 or for the three months ended June 30, 2007.  We had no revenues for the six months ended June 30, 2008 or for the six months ended June 30, 2007. We had no revenues from inception through June 30, 2008.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $3,867 for the three months ended June 30, 2008, compared to $ 10,351 for the three months ended June 30, 2007.  Selling, general and administrative costs were $11,858 for the six months ended June 30, 2008, compared to $50,218 for the six months ended June 30, 2007.  Selling, general and administrative costs were $68,409 from inception through June 30, 2008. Most of the costs were attributable professional fees relating to filing of  the quarterly reports.   We believe .that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $7,479 for the three months ended June 30, 2008 compared to a net loss of $12,283 for the three months ended June 30, 2007. We had a net loss of $17,714 for the six months ended June 30, 2008 compared to a net loss of $52,199 for the six months ended June 30, 2007. We had a net loss of $80,450 from inception through June 30, 2008. The losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on June 30, 2008 was $3,455.   This compares to a cash balance of $3,692 on June 30, 2007.  We plan to generate operating cash by acting as a Qualified Intermediary in Section 1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had cash used in operating activities  of $15,306 for the six months ended June 30, 2008.  We had cash used in operating activities of $48,308 for the six months ended June 30, 2007.

We had cash provided by financing activities of $15,000 for the six months ended June 30, 2008 and $50,000 for the six months ended June 30, 2007.   Management believes that this situation will change as we develop our business plan.

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

Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor, I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2008, with a possible extension ending January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

We generated no revenues during the year ended December 31, 2007, and management does not anticipate any revenues until September, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We have not generated revenues from our inception. As of June 30, 2008, we had a cash position of $3,455. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our President, Mr. Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 23, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 23, 2009, our business may fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibits
3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 23, 2008 for Safe Harbor Development Company*
10.1	Promissory Note dated January 23, 2008 with Safe Harbor Development Company*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with Form SB-2 Registration Statement, January 29, 2008.

Reports on Form 8-K

We filed no reports under cover of Form 8K for the fiscal quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 19, 2008.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ G. Brent Backman
G. Brent Backman, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)