Form 10-Q
period 2008-09-30
Across America Real Estate Exchange Inc
filed 2008-11-10
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 15, 2008, was 1,810,476.

FORM 10-Q
Across America Real Estate Exchange, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheets

		December 31,
		2007
	September 30,	(Derived from
	2008	audited
	(unaudited)	statements)

Assets
Cash and cash equivalents (note 1)	$19,246	$3,761
Prepaid expenses	2,529	1,910
Total assets	$21,775	$5,671

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$4,000	$3,715
Note payable, related party (note 2)	103,273	62,268
Total liabilities	107,273	65,983

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614	614
Deficit accumulated during development stage	(87,922)	(62,736)
Total shareholders' deficit	(85,498)	(60,312)

Total liabilities and shareholders' deficit	$21,775	$5,671

The accompanying notes are an integral part of these financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations

					December 1,
					2005
					(Inception)
	Three months ended		Nine months ended		Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating expenses:
Selling, general and administrative (note 6)	$4,199	$2,803	$16,057	$53,022	$72,608
Total operating expenses	4,199	2,803	16,057	53,022	72,608

Loss from operations	(4,199)	(2,803)	(16,057)	(53,022)	(72,608)

Non-operating expense:
Interest expense, related party (note 2)	(3,273)	(1,936)	(9,129)	(3,916)	(15,314)
Loss before income taxes	(7,472)	(4,739)	(25,186)	(56,938)	(87,922)

Net loss	$(7,472)	$(4,739)	$(25,186)	$(56,938)	$(87,922)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,810,476	1,810,476	1,810,476

The accompanying notes are an integral part of these financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the nine months ended September 30, 2008
(unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total

Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(62,236)	(62,236)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(62,736)	$(60,312)

Net loss, for the nine months ended
September 30, 2008	-	-	-	-	-	(25,186)	(25,186)

Balance at September 30, 2008	-	$-	1,810,476	$1,810	$614	$(87,922)	$(85,498)

The accompanying notes are an integral part of these financial statements

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			December 1,
			2005
			(Inception)
	Nine months ended		Through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(25,186)	$(56,938)	$(87,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	-	424	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(619)	(2,537)	(2,529)
Accounts payable and accrued liabilities	1,290	3,401	7,273
Net cash (used in) operating activities	(24,515)	(55,650)	(82,754)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	40,000	60,000	100,000
Net cash provided by financing activities	40,000	60,000	102,000
Net change in cash	15,485	4,350	19,246

Cash and cash equivalents, beginning of period	3,761	2,000	—

Cash and cash equivalents, end of periood	$19,246	$6,350	$19,246

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$8,125	$1,981	$12,041

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(3)   Related Parties

Promissory Note and Warrants

In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 23, 2007. The note carries a 15% interest rate and matured on January 23, 2008. The Company extended the maturity date by one year to January 23, 2009.  Included with the extension is a renewal fee equal to 1.5% of the outstanding principal balance as of January 12, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.  All interest and renewal fees have been paid as of September 30, 2008.

In addition, on January 23, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of September 30, 2008 our total outstanding principal and interest due to our notes payable is as follows:

As of September 30, 2008

Principal	$100,000
Accrued interest	3,273
$103,273

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

The spin-off was completed on March 21, 2007. As of September 30, 2008 the total shares issued and outstanding is 1,810,476. The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Warrant activity through the quarter ended September 30, 2008 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2007	200,000	0.01	-	-	200,000	0.01	-	-

Activity during 2008:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at September 30, 2008	200,000	0.01	3.3	-	200,000	0.01	3.3	-

(6)   Subsequent Event

Effective October 10, 2008, Messrs. G. Brent Backman and Eric Balzer resigned from all offices at our Company, including their positions as directors. Prior to their resignations, Messrs. G. Brent Backman and Eric Balzer appointed Mr. Brian L. Klemsz as the sole director of our Company.

Mr. Klemsz has been elected as the President, Secretary-Treasurer and Chief Executive and Financial Officer of the Company.

Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by ..22.

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

Results of Operations

The following discussion involves our results of operations for the three months and nine months ended September 30, 2008 and September 30, 2007 and from inception through September 30, 2008.  We had no revenues for the three months ended September 30, 2008 or for the three months ended September 30, 2007.  We had no revenues for the nine months ended September 30, 2008 or for the nine months ended September 30, 2007. We had no revenues from inception through September 30, 2008.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $4,199 for the three months ended September 30, 2008, compared to $2,803 for the three months ended September 30, 2007.  Selling, general and administrative costs were $16,057 for the nine months ended September 30, 2008, compared to $53,022 for the nine months ended September 30, 2007.  Selling, general and administrative costs were $72,608 from inception through September 30, 2008. Most of the costs were attributable professional fees relating to filing of the quarterly reports.   We believe .that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $ 7,472 for the three months ended September 30, 2008 compared to a net loss of $4,739 for the three months ended September 30, 2007. We had a net loss of $25,186 for the nine months ended September 30, 2008 compared to a net loss of $56,938 for the nine months ended September 30, 2007. We had a net loss of $87,922 from inception through September 30, 2008. The losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on September 30, 2008 was $19,246.   This compares to a cash balance of $6,350 on September 30, 2007.  We plan to generate operating cash by acting as a Qualified Intermediary in Section 1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had cash used in operating activities of $24,515 for the nine months ended September 30, 2008.  We had cash used in operating activities of $ 55,650 for the nine months ended September 30, 2007.

We had cash provided by financing activities of $40,000 for the nine months ended September 30, 2008 and $60,000 for the nine months ended September 30, 2007.   Management believes that this situation will change as we develop our business plan.

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

Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor, I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our former President, Mr.G. Brent Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 23, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

We generated no revenues through September 30, 2008, and management does not anticipate any revenues until December, 2008.

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

We have not generated revenues from our inception. As of September 30, 2008, we had a cash position of $19,246. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 23, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

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

The share control position of the Mr. Backman, our former President, will limit the ability of other shareholders to influence corporate actions.

After distribution of our shares to the AARD shareholders, an entity controlled by our former President, Mr. Backman, owns approximately 1,178,144 shares and thereby controls approximately 65% of our outstanding shares. Because the entity will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President.

We depend almost entirely on the efforts and continued employment of Mr. Brian L. Klemsz, our current President. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, a company affiliated with Mr. Klemsz is our only source of financing. We do not have an employment contract with Mr. Klemsz , and we do not carry key person insurance on the life of either. The loss of the services of Mr. Klemsz, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Klemsz and a financing source to replace the one we currently have.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 23, 2008 for Safe Harbor Development Company*
10.1	Promissory Note dated January 23, 2008 with Safe Harbor Development Company*
10.2	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC**
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with Form SB-2 Registration Statement, January 29, 2008.
** Previously filed with Form 8-K, November 7, 2008.

Reports on Form 8-K

We filed no report under cover of Form 8K for the fiscal quarter ended September 30, 2008. We filed one report under cover of Form 8-K on October 14, 2008, relating to a change in our management and one report on November 7, 2008 under cover of Form 8-K regarding our new promissory note.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2008.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)