Form 10-K
period 2008-12-31
Across America Real Estate Exchange Inc
filed 2009-03-30
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

Commission File No. 000-52533

Across America Real Estate Exchange, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123 North College Avenue, Suite 200
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 530-0325
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [X]  No [].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $316,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 27, 2009, was 1,810,476.

FORM 10-K

Across America Real Estate Exchange, Inc.

INDEX

References in this document to “Real Estate Exchange,” "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

FORWARD LOOKING STATEMENTS

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

NARRATIVE DESCRIPTION OF THE BUSINESS

Real Estate Exchange is a corporation which was formed under the laws of the State of Colorado on December 1, 2005. Until March 23, 2007, we were a wholly-owned subsidiary of Capterra Financial Group, Inc., formerly known as Across America Real Estate Corp.(“CAPT”).

On January 10, 2007, the directors of CAPT approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Real Estate Exchange to CAPT shareholders of record on March 1, 2007 on a pro rata basis. Since CAPT’s business is related to the proposed activities of Real Estate Exchange, the CAPT directors decided it was in the best interest of CAPT and Real Estate Exchange and CAPT’s shareholders to spin-off Real Estate Exchange to minimize any potential of conflict of interest. The shares of Real Estate Exchange were owned by CAPT, who distributed a total of 1,810,476 shares to the CAPT shareholders on or about March 23, 2007.

In January, 2006, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our former President, Mr. Brent Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan was evidenced by an unsecured promissory note which was due January 23, 2010.

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by .22.

PROPOSED OPERATIONS

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

•
Reverse Exchange: A situation where the replacement property is acquired prior to transferring the relinquished property. The IRS has offered a safe harbor for reverse exchanges, as outlined in Rev. Proc. 2000-37, effective September 15, 2008. These transactions are sometimes referred to as “parking arrangements” and may also be structured in ways which are outside the safe harbor.

•	Personal Property Exchange: Exchanges are not limited to real property. Personal property can also be exchanged for other personal property of like-kind or like-class.

To be a valid exchange, the transaction must meet certain standards.

•
Qualifying Property — Certain types of property are specifically excluded from Section 1031 treatment: property held primarily for sale; inventories; stocks, bonds or notes; other securities or evidences of indebtedness; interests in a partnership; certificates of trusts or beneficial interest; and choices in action. In general, if property is not specifically excluded, it can qualify for tax-deferred treatment.

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

Potential replacement property must be identified in writing, signed by the taxpayer, and delivered to a party to the exchange who is not considered a “disqualified person”. A “disqualified” person is any one who has a relationship with the taxpayer that is so close that the person is presumed to be under the control of the taxpayer. Examples include blood relatives, and any person who is or has been the taxpayer’s attorney, accountant, investment banker or real estate agent within the two years prior to the closing of the relinquished property. The identification cannot be made orally.

MARKETS

We are currently focused on developing a program to provided Section 1031 Exchange services to build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. To date, we have had no active operations. During 2009 our strategy will focus on developing a project pipeline.

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

BACKLOG

At December 31, 2008, we had no backlogs.

EMPLOYEES

We have no employees other than Mr. Klemsz, our President and Secretary-Treasurer. He plans to devote less than 5% of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.

Our member of management who also serves on the Board receives no additional compensation for attending Board meetings.

PROPRIETARY INFORMATION

We own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. Our phone number at our headquarters is (970) 530-0325. We currently have no website.

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

We have not generated revenues from our inception. As of December 31, 2008, we had a cash position of $39,712. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from CAPT and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. On October 16, 2008, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses.  This loan is evidenced by an unsecured promissory note which is now due October 16, 2009. If we are unable to raise funds to cover any operating deficit after October 16, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-  our ability to locate clients who will use our real estate intermediary services; and

-  our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

As our stock is not listed on Nasdaq or another national exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.

 Our stock is not on Nasdaq or another national exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

The combined share control position of GDBA Investments, LLC and Mr. Klemsz’s and his affiliates will limit the ability of other shareholders to influence corporate actions.

     Our largest shareholder, GDBA Investments, LLC, owns 1,178,144 shares and thereby control approximately 65% of our outstanding shares. Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 17%. Because these entities together, and GDBA Investments, LLLP individually, will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and our Secretary-Treasurer.

    We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Secretary-Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, West Mountain Prime, LLC., an entity affiliated with Mr. Klemsz, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on the life of either. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Klemsz and a financing source to replace West Mountain Prime, LLC.

ITEM 2. DESCRIPTION OF PROPERTY.

Currently we are located at 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524 and use the mailing address of the offices of WestMountain companies for company use. We plan to occupy separate office facilities and obtain office furniture and equipment in the near future. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRINCIPAL MARKET
Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol AAEX. The common stock began trading in December, 2007.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2008 and 2007.

	Closing Bid Price
2008	High	Low
First Quarter	$0.52	$.25
Second Quarter	$1.01	$.52
Third Quarter	$1.50	$.26
Fourth Quarter	$1.00	$.26

	Closing Bid Price
2007	High	Low
Fourth Quarter	$1.25	$0.25

On March 27, 2009, the closing bid price of our common stock in the OTC Bulletin Board was $1.00 per share and our volume was 0 shares.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2008, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

RECENT ACCOUNTING POLICIES

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R will change the accounting for business combinations.   Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transactions at the acquisition-date fair value with limited exceptions.  SFAS No. 141 R will change the accounting treatments and disclosure for certain specific items in a business combination.  SFAS No. 141 R applies prospectively to business combinations for with the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following exist in GAAP until January 1, 2009.  The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.  The Company has not determined the impact on its financial statements on this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company has not determined the impact on its financial statements of this accounting standard.

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

REVENUE RECOGNITION

We have had no revenue during the years ended December 31, 2008 and 2007. Anticipated future operating revenue will represent services in connection with acting as a Qualified Intermediary in Section 1031 real estate exchange transactions. Such revenues will be recorded as the services are performed.

PLAN OF OPERATION FOR DECEMBER 31, 2008 TO DECEMBER 31, 2009

We intend to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. Real Estate Exchange acts as a “Qualified Intermediary” for a fee to facilitate these exchanges. Through a Section 1031 Exchange, the tax on the gain is deferred until some future date.

       Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from CAPT and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. On October 16, 2008, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses.  This loan is evidenced by an unsecured promissory note which is now due October 16, 2009. If we are unable to raise funds to cover any operating deficit after October 16, 2009, our business may fail.

We generated no revenues during the years ended December 31, 2008 and 2007, and management does not anticipate any revenues until June 2009, at the earliest.

SEASONALITY

       We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until June 2009.

RESULTS OF OPERATIONS

       We had no revenue for the years ended December 31, 2008 and 2007. Operating expenses during the years ended December 31, 2008 and 2007 totaled $28,546 and $56,051, respectively. For the period of December 1, 2005 (inception) through December 31, 2008, operating expenses were $85,097.  The operating expenses consisted of interest expense and professional fees in 2008 and in 2007.

       We had a net loss of $65,672 and $62,236 for the fiscal years ended December 31, 2008 and 2007, respectively. For the period of December 1, 2005 (inception) through December 31, 2008, we had a net loss of $128,408.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2008, we had an unrestricted cash balance of $39,712.

 Net cash used in operating activities was $36,049 and $58,239 for the fiscal years ended December 31, 2008 and 2007 respectively.  For the period December 1, 2005 (inception) through December 31, 2008 the net cash used in operating activities was $94,288.  This consisted of consisted of interest expense and professional fees in 2008.

Net cash provided by financing activities was $72,000 and $60,000 for the fiscal years ended December 31, 2008 and 2007 respectively.  For the period December 1, 2005 (inception) through December 31, 2008 net cash provided by financing activities was $132,000. This amount represented the advance on our promissory note.

FINANCIAL POSITION

At December 31, 2008, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 12, 2008 but was extended to January 12, 2010.

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note which is now due October 16, 2009, unless converted.

Management estimates it will take approximately $35,000 — $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after October 16, 2009. If we are unable to raise funds to cover any operating deficit after October 16, 2009, our business may fail.

TRENDS

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our proposed operations. Our management has not made any commitments, which will require any material financial resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Across America Real Estate Exchange, Inc.

We have audited the accompanying balance sheet of Across America Real Estate Exchange, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007, and the period from December 1, 2005 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Exchange, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from December 1, 2005 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

During 2008, the Company issued a convertible promissory note to a related party (see Note 2).  The Company relies on proceeds from the note for working capital.  Related party transactions are not considered to be arm’s length transactions under GAAP.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $65,672 for 2008 and has incurred substantial net losses since inception.  Also, total liabilities exceed total assets by $101,984 as of December 31, 2008.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 27, 2009

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007

Assets
Cash and cash equivalents (note 1)	$39,712	$3,761
Prepaid expenses	1,902	1,910
Total assets	$41,614	$5,671

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$8,300	$3,715
Note payable, related party (note 2)	135,298	62,268
Total liabilities	143,598	65,983

Shareholders' deficit (note 3)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	24,614	614
Deficit accumulated during development stage	(128,408)	(62,736)
Total shareholders' deficit	(101,984)	(60,312)

Total liabilities and shareholders' deficit	$41,614	$5,671

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2008 and 2007 and for the
period from December 1, 2005 (inception) to December 31, 2008
			2005
			(Inception)
	For the years ended		Through
	December 31,		December 31,
	2008	2007	2008

Operating expenses:
Selling, general and administrative	$28,546	$56,051	$85,097
Total operating expenses	28,546	56,051	85,097

Loss from operations	(28,546)	(56,051)	(85,097)

Non-operating expense:
Interest expense, beneficial conversion (note 2)	(24,000)	-	(24,000)
Interest expense, related party (note 2)	(13,126)	(6,185)	(19,311)
	(37,126)	(6,185)	(43,311)

Loss before income taxes	(65,672)	(62,236)	(128,408)

Net loss	$(65,672)	$(62,236)	$(128,408)

Basic and diluted loss per share	$(0.04)	$(0.03)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,853,054

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the period December 1, 2005 (inception) through December 31, 2008

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2005	-	$-	-	$-	$-	$-	$-

December 2006, shares sold to parent corporation
($.001/share)	-	-	2,000,000	2,000	-	-	2,000

Net loss, year ended December 31, 2006	-	-	-	-	-	(500)	(500)

Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(62,236)	(62,236)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(62,736)	$(60,312)

October 16, 2008 Beneficial conversion on	-	-	-	-	24,000	-	24,000
convertible debt (note 2)

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(65,672)	(65,672)

Balance at December 31, 2008	-	$-	1,810,476	$1,810	$24,614	$(128,408)	$(101,984)

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2008 and 2007 and for the period from
December 1, 2005 (inception) to December 31, 2008

			December 1,
			2005
			(Inception)
	For the years ended		Through
	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(65,672)	$(62,236)	$(128,408)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 4)	-	424	424
Benefical conversion on convertible debt (note 2)	24,000	-	24,000
Changes in operating assets and operating liabilities:
Prepaid expenses	8	(1,910)	(1,902)
Accounts payable and accrued liabilities	5,615	5,483	11,598
Net cash (used in) operating activities	(36,049)	(58,239)	(94,288)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	72,000	60,000	132,000
Net cash provided by financing activities	72,000	60,000	134,000
Net change in cash	35,951	1,761	39,712

Cash and cash equivalents, beginning of period	3,761	2,000	—

Cash and cash equivalents, end of periood	$39,712	$3,761	$39,712

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$12,096	$3,916	$16,012

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)   Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
Across America Real Estate Exchange, Inc. (the “Company”) was incorporated in the state of Colorado on December 1, 2005 and was formerly a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”).  The Company commenced operations on November 9, 2006, after the approval of its business plan.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company was organized to provide a nationwide, mortgage commercial brokerage operation. The Company plans to incorporate traditional mortgage brokering with a web-based, automated underwriting system which allows clientele to process loan applications twenty-four hours a day, seven days a week.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2008 and 2007.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2008, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Related Parties
The financial statements of the Company fairly represent any transaction that may be considered a related party transaction.  The related party transaction or balance is presented on a separate line on the financial statement with an associated footnote disclosure.  See note #2 for further details.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No prior periods are yet subject to examination as the initial returns for the Company have not yet been filed.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Fiscal Year-end
The Company operates on a December 31 year-end.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(2)   Related Party Transactions

Promissory Note and Warrants
In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 12, 2007. The note carries a 15% interest rate and matured on January 12, 2008. The Company extended the maturity date by one year to January 12, 2009.  Included with the extension is a renewal fee equal to 1.5% of the outstanding principal balance as of January 12, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%. On October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by ..22.

As the fair market value of common stock was determined to be $0.26 per share at time of the convertible note issuance, the convertible promissory note carries an imbedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature related to the note holder’s option for conversion into the Company’s common stock totals $24,000 at December 31, 2008.  As the conversion feature is available at any time before the note becomes due, the full amount of the beneficial conversion feature was recorded as interest expense, beneficial conversion at the time of issuance.

In addition, on January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of December 31, 2008 our total outstanding principal and interest due to WestMountain Prime, LLC is as follows:

Principal	$132,000
Accrued interest	3,298
Total due to related parties	$135,298

(3)   Stockholders’ Equity

On January 10, 2007, the directors of Across America Real Estate Corp. (“AARD“) approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin off to its shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Across America Real Estate Exchange, Inc. (Exchange) to be issued for each ten shares issued and outstanding of common stock or common stock upon conversion of AARD preferred stock owned by such AARD shareholders as of the Record Date. Since AARD’s business is related to the proposed activities of Exchange, the AARD directors decided it was in the best interest of AARD and Exchange and AARD’s shareholders to spin-off Exchange to minimize any potential of conflict of interest.

The spin off was completed on March 21, 2007.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares was reflected in additional paid-in capital in the amount of $190.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(4)   Warrant Expense

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

There are a number of assumptions and estimates used in calculating the fair value of warrants. These include the expected term of the warrant, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the warrants or award being valued. Across America Real Estate Exchange, Inc. does not currently pay a dividend on its common stock, nor does the Company expect to pay a dividend on its common stock.

We accrue the warrant expense in the period in which the warrants are issued. The total amount of compensation calculated for the full amount of warrants granted and accrued is $424. This expense was recorded in Selling, general and administrative on the Statements of Operations.

Warrant activity through the quarter ended December 31, 2008 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2007	200,000	0.01	4.0	-	200,000	0.01	4.0	-

Activity during 2008:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at December 31, 2008	200,000	0.01	3.0	-	200,000	0.01	3.0	-

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

(5)   Income Taxes

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

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal	15.00%	16.35%
State	3.94%	3.87%
Net operating loss carryforward	-	-
Increase in valuation allowance	18.94%	-20.22%
	-	-

At December 31, 2008 and December 31, 2007, the Company had a net operating loss carry forwards of $104,408 and $62,736 respectively that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2028.  A portion of the net operating loss carryovers begin expiring in 2026.

Deferred tax assets are as follows:

	2008	2007
Deferred tax asset due to net operating loss	$20,570	$12,679
Valuation allowance	(20,570)	(12,679)
	-	-

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at December 31, 2008 and December 31, 2007 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $7,891 and $12,584 for the years ended December 31, 2008 and December 31, 2007, respectively.

The Company is subject to the provisions of FIN 48 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

INHERENT LIMITATIONS OVER INTERNAL CONTROLS

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our sole Director and Executive Officer, his age and positions held with us as of March 23, 2009 is as follows:

Name:	Age	Position:
Brian L. Klemsz	50	President, Chief Executive Officer, Chief Financial Officer Secretary-Treasurer and Director

Mr. Klemsz has been the Company’s President, Secretary-Treasurer, and a Director since its inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC, one of our shareholders. He was Chief Investment Officer for GDBA Investments, LLC, a private investment partnership and the principal shareholder of the Company, from May, 2000 until March, 2007. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

COMMITTEES OF THE BOARD OF DIRECTORS

    Currently, we do not have any committees of the Board of Directors.

DIRECTOR AND EXECUTIVE COMPENSATION

    No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

EMPLOYMENT AGREEMENTS

    We have no written employment agreements with any of our executive officer or key employee.

EQUITY INCENTIVE PLAN

    We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

 INDEMNIFICATION AND LIMITATION ON LIABILITY OF DIRECTORS

    Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

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

Item 11. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 27, 2009, information regarding the ownership of our common stock of our company by:

*	persons who own more than 5% of our common stock;

*	our sole director and executive officer; and

*	all directors and executive officers as a group.

As of March 27, 2009, there were a total of 1,810,476 common shares issued and outstanding.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Brian L. Klemsz(3)	314,000	17%
700 17th Street, Suite 1200
Denver, Colorado 80202

GDBA InvestmentsLLC (4)	1,178,144	65%
700 17th Street, Suite 1200
Denver, Colorado 80202

BOCO Investments, LLC	100,000	6%
103 West Mountain Ave.
Fort Collins, Colorado 80524
____________________
All Officers and (4)	314,000	17%
Directors as a Group
(one person)
____________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)
A total of 194,000 of these shares are owned of record by Sarmat, LLC, which is controlled by Mr. Brian Klemsz, our President. A total of 120,000 shares are owned in the name of family members of Mr. Klemsz.

(4)
A total 1,178,144 shares are owned of record by GDBA Investments, LLC.  A total of 1,000 shares are owned in the name of adult children of the affiliate of this entity, for which it disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January, 2006, an organization named Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our former President, Mr. Brent Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan was evidenced by an unsecured promissory note which was now due January 23, 2010.

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

   As the fair market value of common stock was determined to be $0.26 per share at time of the convertible note issuance, the convertible promissory note carries an imbedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature related to the note holder’s option for conversion into the Company’s common stock totals $24,000 at December 31, 2008.  As the conversion feature is available at any time before the note becomes due, the full amount of the beneficial conversion feature was recorded as interest expense, beneficial conversion at the time of issuance.

We issued have a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Safe Harbor to loan us $250,000. The warrants are subject to registration rights.

GDBA Investments, LLC holds 1,178,144 shares of our issued and outstanding stock, representing approximately 65% of our issued and outstanding common stock. Mr. Backman is a beneficiary of GDBA Investments, LLC and controls this entity. GDBA Investments, LLC may be deemed a “parent” as defined under the rules and regulations promulgated under the Securities Act.

We use the mailing address of the offices of WestMountain companies for our mailing address. No expense provision for this use has been provided since it has been determined that it is immaterial.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, paid an aggregate of $7,585 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm paid an aggregate of $3,900 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated January 23, 2007 for Safe Harbor Business Development Company
10.1*	Promissory note dated January 23, 2007 with Safe Harbor Business Development Company
10.2**	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, January 29, 2007.
** Previously filed with Form 8-K, November 7, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)