Form 10-Q
period 2009-03-31
Across America Real Estate Exchange Inc
filed 2009-05-14
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.  0-52533

Across America Real Estate Exchange, Inc.
(Exact Name of Issuer as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123 North College Ave, Suite 200
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 530-0325
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009, was 1,810,476.

FORM 10-Q
Across America Real Estate Exchange, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	3
Condensed Statements of Operations (Unaudited) for the quarters ended March 31, 2009 and 2008 and for the period December 1, 2005 (inception) through March 31, 2009	4
Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2008 through March 31, 2009	5
Condensed Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2009 and 2008 and for the period December 1, 2005 (inception) through March 31, 2009	6
Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

Signatures	15

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents (note 1)	$31,127	$39,712
Prepaid expenses	3,775	1,902
Total assets	$34,902	$41,614

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable	1,527	-
Accrued liabilities (note 1)	$4,400	$8,300
Note payable, related party (note 2)	139,204	135,298
Total liabilities	145,131	143,598

Shareholders' deficit (note 3)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,810,476 shares issued and outstanding	1,810	1,810
Additional paid-in-capital	24,614	24,614
Deficit accumulated during development stage	(136,653)	(128,408)
Total shareholders' deficit	(110,229)	(101,984)
Total liabilities and shareholders' deficit	$34,902	$41,614

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended March 31, 2009 and 2008 and for the
period from December 1, 2005 (inception) to March 31, 2009
(unaudited)
			December 1,
			2005
			(Inception)
	For the Quarters Ended		Through
	March 31,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Selling, general and administrative	$4,339	$7,991	$89,436
Total operating expenses	4,339	7,991	89,436

Loss from operations	(4,339)	(7,991)	(89,436)

Non-operating expense:
Interest expense, beneficial conversion (note 2)	-	-	(24,000)
Interest expense, related party (note 2)	(3,906)	(2,244)	(23,217)
Loss before income taxes	(8,245)	(10,235)	(136,653)

Net loss	$(8,245)	$(10,235)	$(136,653)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,853,054

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
For the period December 31, 2008 through March 31, 2009
(unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2008	-	$-	1,810,476	$1,810	$24,614	$(128,408)	$(101,984)

Net loss, for the quarter ended
March 31, 2009	-	-	-	-	-	(8,245)	(8,245)

Balance at March 31, 2009	-	$-	1,810,476	$1,810	$24,614	$(136,653)	$(110,229)

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the quarters ended March 31, 2009 and 2008 and for the period from
December 1, 2005 (inception) to March 31, 2009
(unaudited)
			December 1,
			2005
			(Inception)
	For the Quarters Ended		Through
	March 31,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(8,245)	$(10,235)	$(136,653)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 4)	-	-	424
Benefical conversion on convertible debt (note 2)	-	-	24,000
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,873)	627	(3,775)
Accounts payable and accrued liabilities	1,533	6,375	13,131
Net cash (used in) operating activities	(8,585)	(3,233)	(102,873)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	-	-	132,000
Net cash provided by financing activities	-	-	134,000
Net change in cash	(8,585)	(3,233)	31,127

Cash and cash equivalents, beginning of period	39,712	3,761	—

Cash and cash equivalents, end of periood	$31,127	$528	$31,127

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$-	$2,268	$16,012

The accompanying notes are an integral part of these condensed financial statements.

 ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements

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

The accompanying interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

As the fair market value of common stock was determined to be $0.26 per share at time of the convertible note issuance, the convertible promissory note carries an imbedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature related to the note holder’s option for conversion into the Company’s common stock totals $24,000.  As the conversion feature is available at any time before the note becomes due, the full amount of the beneficial conversion feature was recorded as interest expense, beneficial conversion at the time of issuance.

 ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements

On January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of March 31, 2009

Principal	$132,000
Accrued interest	7,204
$139,204

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

 The spin-off was completed on March 21, 2007. As of March 31, 2009 the total shares issued and outstanding is 1,810,476. The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements

Warrant activity through the quarter ended March 31, 2009 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2008	200,000	0.01	3.0	-	200,000	0.01	3.0	-

Activity during 2009:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at March 31, 2009	200,000	0.01	2.7	-	200,000	0.01	2.7	-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, and Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Our principal business address is 123 North College Ave, Suite 200, Fort Collins, Colorado 80524. We are a development stage company.  Our development stage began when we approved our business plan on November 9, 2006. Our plan is to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months ended March 31, 2009 and March 31, 2008 and from inception through March 31, 2009.  We had no revenues for the three months ended March 31, 2009 or for the three months ended March 31, 2008.  We had no revenues from inception through March 31, 2009.  We had no Cost of Sales during those periods.

Selling, general and administrative costs were $4,339 for the three months ended March 31, 2009, compared to $7,991for the three months ended March 31, 2008.   Selling, general and administrative costs were $89,436 from inception through March 31, 2009. Most of the costs were attributable to professional fees relating to filing of the quarterly reports.   We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,245 for the three months ended March 31, 2009 compared to a net loss of $10,235 for the three months ended March 31, 2008.  We had a net loss of $136,653 from inception through March 31, 2009. The losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on March 31, 2009 was $31,127.  This compares to a cash balance of $39,712 on March 31, 2008.  We plan to generate operating cash by acting as a Qualified Intermediary in Section 1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

Cash flows used in operating activities were $8,585 for the three months ended March 31, 2009, compared to $3,233 for the three months ended March 31, 2008.  We had $102,873 from our inception through March 31, 2009.

We had cash provided by financing activities of $-0- for the three months ended March 31, 2009 and March 31, 2008.  For the period December 1, 2005 (inception) to March 31, 2009 cash provided by financing activities was $134,000.  Management believes that this situation will change as we develop our business plan.

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

We generated no revenues through March 31, 2009, and management does not anticipate any revenues until December, 2009.

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

We have not generated revenues from our inception. As of March 31, 2009, we had a cash position of $31,127. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLC, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 23, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*  our ability to locate clients who will use our real estate intermediary services; and

*  our ability to generate revenues.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 23, 2008 for Safe Harbor Development Company*
10.1	Promissory Note dated January 23, 2008 with Safe Harbor Development Company*
10.2	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC**
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with Form SB-2 Registration Statement, January 29, 2008.
** Previously filed with Form 8-K, November 7, 2008.

Reports on Form 8-K

We filed no report under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2009.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)