Form 10-Q
period 2009-06-30
ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
filed 2009-08-14
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August  12, 2009, was 1,810,476.

FORM 10-Q
Across America Real Estate Exchange, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	3
Condensed Statements of Operations (Unaudited) for the quarters ended June 30, 2009 and 2008, for the six months ended June 30, 2009 and 2008 and for the period December 1, 2005 (inception) through June 30, 2009	4
Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2008 through June 30, 2009	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008 and for the period December 1, 2005 (inception) through June 30, 2009	6
Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4. Controls and Procedures	11
Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	15

Signatures	16

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At June 30, 2009 and December 31, 2008
(Unaudited)
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents (note 1)	$25,603	$39,712
Prepaid expenses	3,148	1,902
Total assets	$28,751	$41,614

Liabilities and Shareholders' Deficit
Liabilities
Accounts payable	-	-
Accrued liabilities (note 1)	$3,600	$8,300
Note payable, related party (note 2)	143,153	135,298
Total liabilities	146,753	143,598

Shareholders' deficit (note 3)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,810,476 shares issued and outstanding	1,810	1,810
Additional paid-in-capital	24,614	24,614
Deficit accumulated during development stage	(144,426)	(128,408)
Total shareholders' deficit	(118,002)	(101,984)
Total liabilities and shareholders' deficit	$28,751	$41,614

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended June 30, 2009 and 2008 and for the
six months ended June 30, 2009 and 2008 and for the
period from December 1, 2005 (inception) to June 30, 2009
(Unaudited)					December 1,
					2005
					(Inception)
	For the three months ended		For the six months ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Operating expenses:
Selling, general and administrative	$3,824	$3,867	$8,163	$11,858	$93,260
Total operating expenses	3,824	3,867	8,163	11,858	93,260

Loss from operations	(3,824)	(3,867)	(8,163)	(11,858)	(93,260)

Non-operating expense:
Interest expense, beneficial conversion (note 2)	-	-	-	-	(24,000)
Interest expense, related party (note 2)	(3,949)	(3,612)	(7,855)	(5,856)	(27,166)
Loss before income taxes	(7,773)	(7,479)	(16,018)	(17,714)	(144,426)

Net loss	$(7,773)	$(7,479)	$(16,018)	$(17,714)	$(144,426)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,810,476	1,810,476	1,810,476

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
For the period December 31, 2008 through June 30, 2009
(Unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total

Balance at December 31, 2008	-	$-	1,810,476	$1,810	$24,614	$(128,408)	$(101,984)

Net loss, for the six months ended
June 30, 2009	-	-	-	-	-	(16,018)	(16,018)

Balance at June 30, 2009	-	$-	1,810,476	$1,810	$24,614	$(144,426)	$(118,002)

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the six months ended June 30, 2009 and 2008 and for the period from
December 1, 2005 (inception) to June 30, 2009
(Unaudited)
			December 1,
			2005
			(Inception)
	For the six months ended		Through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(16,018)	$(17,714)	$(144,426)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 4)	-	-	424
Benefical conversion on convertible debt (note 2)	-	-	24,000
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,246)	(1,246)	(3,148)
Accounts payable and accrued liabilities	3,155	3,654	14,753
Net cash (used in) operating activities	(14,109)	(15,306)	(108,397)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	-	15,000	132,000
Net cash provided by financing activities	-	15,000	134,000
Net change in cash	(14,109)	(306)	25,603

Cash and cash equivalents, beginning of period	39,712	3,761	—

Cash and cash equivalents, end of periood	$25,603	$3,455	$25,603

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$-	$4,512	$16,012

The accompanying notes are an integral part of these condensed financial statements.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

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
(Unaudited)

On January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of June 30, 2009

Principal	$132,000
Accrued interest	11,153
$143,153

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

 The spin-off was completed on March 21, 2007. As of June 30, 2009 the total shares issued and outstanding is 1,810,476. The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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
2009

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

Warrant activity through the quarter ended June 30, 2009 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2008	200,000	0.01	3.0	-	200,000	0.01	3.0	-

Activity during 2009:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at June 30, 2009	200,000	0.01	2.5	-	200,000	0.01	2.5	-

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

Results of Operations

The following discussion involves our results of operations for the three months and six months ended June 30, 2009 and June 30, 2008 and from inception through June 30, 2009.  We had no revenues for the three months ended June 30, 2009 or for the three months ended June 30, 2008.  We had no revenues for the six months ended June 30, 2009 or for the six months ended June 30, 2008. We had no revenues from inception through June 30, 2009.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $3,824 for the three months ended June 30, 2009, compared to $3,867 for the three months ended June 30, 2008.  Selling, general and administrative costs were $8,163 for the six months ended June 30, 2009, compared to $11,858 for the six months ended June 30, 2008.  Selling, general and administrative costs were $93,260 from inception through June 30, 2009. Most of the costs were attributable professional fees relating to filing of the quarterly reports.   We believe .that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $7,773 for the three months ended June 30, 2009 compared to a net loss of $7,479 for the three months ended June 30, 2008. We had a net loss of $16,018  for the six months ended June 30, 2009 compared to a net loss of $17,714 for the six months ended June 30, 2008. We had a net loss of $144,426 from inception through June 30, 2009. The losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on June 30, 2009 was $25,603. This compares to a cash balance of $3,455 on June 30, 2008.  We plan to generate operating cash by acting as a Qualified Intermediary in Section 1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had cash used in operating activities  of $14,109 for the six months ended June 30, 2009.  We had cash used in operating activities  of $15,306 for the six months ended June 30, 2008.

We had cash used or provided by financing activities of $-0- for the six months ended June 30, 2009, compared to cash provided by financing activities of $15,000 for the six months ended June 30, 2008.

No cash was used or provided for investing activities during the relevant periods.

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

We generated no revenues through June 30, 2009, and management does not anticipate any revenues until December, 2009.

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

Not applicable.

.

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

We have not generated revenues from our inception. As of June 30, 2009, we had a cash position of $25,603. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from AARD and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 23, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

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
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 23, 2008 for Safe Harbor Development Company*
10.1 10.2	Promissory Note dated January 23, 2008 with Safe Harbor Development Company* Promissory Note dated October 16, 2008 with West Mountain Prime, LLC**
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with Form SB-2 Registration Statement, January 29, 2008.
** Previously filed with Form 8-K, November 7, 2008.

Reports on Form 8-K

We filed no report under cover of Form 8K for the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2009.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)