Form 10-Q
period 2009-09-30
ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
filed 2009-11-20
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

(970) 212-4770
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 30, 2009, was 1,810,476.

FORM 10-Q
Across America Real Estate Exchange, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets (Unaudited) at September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations for the three months ended September 30, 2009 and 2008 , for the nine months ended September 30, 2009 and 2008 and for the period December 31, 2007 (inception) through September 30, 2009 (Unaudited)	4

Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2008 through September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008 and for the period December 31, 2007 (inception) through September 30, 2009	6

Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

Signatures	15

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Real Estate Exchange, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents (note 1)	$23,613	$39,712
Prepaid expenses	2,521	1,902
Total assets	$26,134	$41,614

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable and accrued liabilities (note 1)	$3,300	$8,300
Note payable, related party (note 3)	147,146	135,298
Total liabilities	150,446	143,598

Shareholders' deficit: (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,810,476 shares issued and outstanding	1,810	1,810
Additional paid-in-capital	24,614	24,614
Deficit accumulated during development stage	(150,736)	(128,408)
Total shareholders' deficit	(124,312)	(101,984)
Total liabilities and shareholders' deficit	$26,134	$41,614

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 and for the
period from December 1, 2005 (inception) to September 30, 2009
(Unaudited)					December 1,
					2005
					(Inception)
	For the three months ended		For the nine months ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Operating expenses:
Selling, general and administrative	$2,317	$4,199	$10,480	$16,057	$95,577
Total operating expenses	2,317	4,199	10,480	16,057	95,577

Loss from operations	(2,317)	(4,199)	(10,480)	(16,057)	(95,577)

Non-operating expense:
Interest expense, beneficial conversion (note 2)	-	-	-	-	(24,000)
Interest expense, related party (note 2)	(3,993)	(3,273)	(11,848)	(9,129)	(31,159)
Loss before income taxes	(6,310)	(7,472)	(22,328)	(25,186)	(150,736)

Net loss	$(6,310)	$(7,472)	$(22,328)	$(25,186)	$(150,736)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,810,476	1,810,476	1,810,476

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
For the period December 31, 2008 through September 30, 2009
(Unaudited)
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total

Balance at December 31, 2008	-	$-	1,810,476	$1,810	$24,614	$(128,408)	$(101,984)

Net loss, for the nine months ended
September 30, 2009	-	-	-	-	-	(22,328)	(22,328)

Balance at September 30, 2009	-	$-	1,810,476	$1,810	$24,614	$(150,736)	$(124,312)

The accompanying notes are an integral part of these condensed financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 and for the period from
December 1, 2005 (inception) to September 30, 2009 (Unaudited)

			December 1,
			2005
			(Inception)
	For the nine months ended		Through
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(22,328)	$(25,186)	$(150,736)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 4)	-	-	424
Benefical conversion on convertible debt (note 2)	-	-	24,000
Changes in operating assets and operating liabilities:
Prepaid expenses	(619)	(619)	(2,521)
Accounts payable and accrued liabilities	6,848	1,290	18,446
Net cash (used in) operating activities	(16,099)	(24,515)	(110,387)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	-	40,000	132,000
Net cash provided by financing activities	-	40,000	134,000
Net change in cash	(16,099)	15,485	23,613

Cash and cash equivalents, beginning of period	39,712	3,761	—

Cash and cash equivalents, end of periood	$23,613	$19,246	$23,613

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$-	$8,125	$16,012

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

(2)   Income Taxes

The Company records its income taxes in accordance with Accounting Standards Codification (ASC") ASC-740 “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(3)   Related Parties

Promissory Note and Warrants

In January 2007, Safe Harbor I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of up to $250,000. This loan is evidenced by an unsecured promissory note dated January 12, 2007 in the amount of $132,000 and carries a 15% interest rate. The loan matured on January 12, 2008; however, the Company extended the maturity date by one year to January 12, 2009.  Included with the extension is a renewal fee equal to 1.5% of the outstanding principal balance as of January 12, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%. On October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC, which is affiliated with our President, Mr. Klemsz. In October 2008, we borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured convertible promissory note (the “Note”) which is now due October 16, 2010, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum. In the event that we fail to pay, or convert, any portion of the principal and interest due, the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by .22.   .

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

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

On January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.  As of September 30, 2009, the principal and accrued interest is $132,000 and $15,146, respectively

(4)   Stockholders’ Equity

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

The spin-off was completed on March 21, 2007. As of September 30, 2009, the total shares issued and outstanding is 1,810,476. The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

Warrant activity through the quarter ended September 30, 2009 is summarized as follows:

		Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2008	200,000	0.01	3.0	-	200,000	0.01	3.0	-

Activity during 2009:
Granted	-	-		-	-	-	-	-
Expired/Cancelled	-				-	-	-	-
Forfeited	-				-	-	-	-
Exercised	-				-	-	-	-

Balance, at September 30,
2009	200,000	0.01	2.3	-	200,000	0.01	2.3	-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

We were formed under the laws of the State of Colorado on December 1, 2005. Until March 23, 2007, we were a wholly-owned subsidiary of Across America Real Estate Corp. now known as CapTerra Financial Group, Inc. (“CAPT”).

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

The shares of Real Estate Exchange were owned by CAPT, who distributed our shares to the CAPT shareholders on or about March 23, 2007.

Our principal business address is 123 North College Ave, Suite 200, Fort Collins, Colorado 80524.  Our plan is to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the three months and nine months ended September 30, 2009 and September 30, 2008.    During those periods, we had no revenues or cost of sales.

Selling, general and administrative costs were $2,317 for the three months ended September 30, 2009, compared to $4,199 for the three months ended September 30, 2008.  Selling, general and administrative costs were $10,480 for the nine months ended September 30, 2009, compared to $16,057 for the nine months ended September 30, 2008. A majority of the costs were attributable to professional fees relating to filing of the quarterly reports.   We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $6,310 for the three months ended September 30, 2009 compared to a net loss of $7,472 for the three months ended September 30, 2008. We had a net loss of $22,328 for the nine months ended September 30, 2009 compared to a net loss of $25,186 for the nine months ended September 30, 2008. The losses in each period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on September 30, 2009 was $23,613, as compared to a cash balance of $39,712 on December 31, 2008.  We plan to generate operating cash by acting as a Qualified Intermediary in Section 1031 Exchanges. We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had cash used in operating activities of $16,099 and $24,515 for the nine months ended September 30, 2009 and 2008, respectively.

We had no cash provided by financing activities for the nine months ended September 30, 2009 and $40,000 for the nine months ended September 30, 2008.   Management believes that this situation will change as we develop our business plan.

Management continues to assess our capital resources in relation to its ability to fund continued operations on an ongoing basis.  As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and growth.

Plan of Operation for the Next Twelve Months

We intend to facilitate the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code. Real Estate Exchange acts as a “Qualified Intermediary” for a fee to facilitate these exchanges. Through a Section 1031 Exchange, the tax on the gain is deferred until some future date.

Our operating costs are expected to be approximately $30,000 for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from CAPT and unrelated individuals and entities that operate in the real estate exchange business. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor, I, LLC, formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our former President, Mr.G. Brent Backman, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 23, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2010, unless converted. All principal and interest accrues until the Note is due or converted. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

We generated no revenues through September 30, 2009 and management does not anticipate any revenues until December 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

We have not generated any revenues from our inception. As of September 30, 2009, we had a cash position of $23,613. Operating costs are expected to be approximately $30,000 for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from CAPT and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 23, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which was originally due October 16, 2009 but is now due October 16, 2010. All principal and interest accrues until the Note is due or converted in 2010. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

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

As our stock is not be listed on NASDAQ or another national exchange, trading in our shares will be subject to rules governing “penny stocks,” which will impair trading activity in our shares.

As we do not list our stock on NASDAQ or another national exchange, our stock is therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

After distribution of our shares to the CAPT shareholders, an entity controlled by our former President, Mr. Backman, owns approximately 1,178,144 shares and thereby controls approximately 65% of our outstanding shares. Because the entity will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

* Previously filed with Form SB-2 Registration Statement, January 29, 2008.
** Previously filed with Form 8-K, November 7, 2008.

Reports on Form 8-K

We filed no report under cover of Form 8K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 20, 2009.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)