Form 10-K
period 2009-12-31
ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
filed 2010-02-10
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

Commission File No. 000-52533

Across America Real Estate Exchange, Inc.
 (Exact Name of Registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.  Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [X]  No [].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $218,000.

FORM 10-K

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

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC, which is affiliated with our President, Mr. Klemsz. We borrowed $185,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by two unsecured promissory notes (the “Notes”) which is now due October 16, 2010, unless converted. All principal and interest accrues until the Notes are due or converted. The applicable interest rate on the Notes is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Notes shall thereafter be 18% per annum. At any time prior to the due date of the Notes, all outstanding principal under the Notes may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the notes divided by ..22.

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

BACKLOG

At December 31, 2009, we had no backlogs.

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

POTENTIAL SUBSEQUENT EVENT

On December 10, 2009, we executed a non-binding term sheet with Accredited Members, Inc. (AMI), a private Colorado corporation, whereby we would acquire AMI in a reverse merger transaction. Upon closing the transaction, we would issue a total number of common shares to the AMI shareholders in exchange for all of their ownership interests in AMI such that they would own approximately 90.2% of the combined company. The current shareholders of the Company would own approximately 9.8% of the combined company after the closing of the transaction.

Upon the closing of the merger, the officers of AMI would become our officers and our board of directors would consist of five members, two to be designated by AMI, one to be designated by our shareholders, and two to be designated jointly by AMI and our shareholders.

The closing of this transaction is subject to certain contingencies: satisfactory due diligence by us and AMI; approval of the transaction by AMI shareholders; audited financial statements from AMI; and the execution of a one year share lockup agreements by all AMI shareholders.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. Our phone number at our headquarters is (970) 212-4770. We currently have no website.

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

We have not generated revenues from our inception. As of December 31, 2009, we had a cash position of $57,812. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each real estate exchange is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from Section 1031 exchange transactions using referrals from CAPT and unrelated individuals and entities that operate in the real estate exchange business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. On October 16, 2008, we entered into a loan arrangement with West Mountain Prime, LLC, which is affiliated with our President, Mr. Klemsz. We borrowed $185,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses.  This loan is evidenced by unsecured promissory notes which are now due October 16, 2010. If we are unable to raise funds to cover any operating deficit after October 16, 2010, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-  our ability to locate clients who will use our real estate intermediary services; and

-  our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

 Our stock is not on Nasdaq or another national exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with who the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if an active public trading market develops.

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

    We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Secretary-Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, West Mountain Prime, LLC, an entity affiliated with Mr. Klemsz, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on the life of either. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Klemsz and a financing source to replace West Mountain Prime, LLC.

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

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2009 and 2008.

	Closing Bid Price
2009	High	Low
First Quarter	$1.00	$1.00
Second Quarter	$1.00	$1.00
Third Quarter	$1.01	$.30
Fourth Quarter	$1.50	$.60

	Closing Bid Price
2008	High	Low
First Quarter	$0.52	$.25
Second Quarter	$1.01	$.52
Third Quarter	$1.50	$.26
Fourth Quarter	$1.00	$.26

On January 29, 2010, the closing bid price of our common stock in the OTC Bulletin Board was $0.60         per share and our volume was 200 shares.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2009, we had a total of 1,810,476 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

Our critical accounting policies are estimates and are included in footnotes to the financial statements, footnote #1.

RECENT ACCOUNTING POLICIES

On September 30, 2009, we adopted changes issued by Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of generally accepted accounting principles in the United States (“GAAP”). These changes established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

             The Company follows ASC-805-40-25-1, “Merger of a Private Entity Into a Public Shell Corporation or the Merger of a Public Shell Corporation into a Private Entity”,  (formerly FASB 141). Under this topic and subtopic, the company’s potential subsequent event may be considered to be a capital transaction in substance rather than a business combination.  The accounting is the same to that resulting from a reverse merger, ASC-805-40, except no goodwill or other intangible assets will be recorded.  The Company expects ASC-805 will have an impact on accounting for business combinations once adopted but the effect is dependent upon the acquisition at the time.

           As of June 15, 2009 ASC-855-“Subsequent Events” (formerly FASB 165), establishes principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. The latter event(s) are limited to certain event types that are outlined in their respective ASC. Certain events must be disclosed so as to not have financial statements that are misleading. For either situation management will evaluate and determine if there is a potential disclosure of the event(s) through the date the financial statements are issued. As of January 31, 2010 there are no subsequent events to be disclosed.

In accordance with ASC-260-“Earnings per Share,” (formerly SFAS No. 128), loss per common share is based on the weighted-average number of common shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As of December 31, 2009 and December 31, 2008 the potential dilutive securities were comprised of 840,909 and 600,000, respectively, of common shares issuable upon conversion of the note payable due to WestMountain Prime, LLC.  Due to the loss the Company has recorded, the calculation is anti-dilutive and is not shown in the financials statements.

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

REVENUE RECOGNITION

We have had no revenue during the years ended December 31, 2009 and 2008. Anticipated future operating revenue will represent services in connection with acting as a Qualified Intermediary in Section 1031 real estate exchange transactions. Such revenues will be recorded as the services are performed.

PLAN OF OPERATION FOR DECEMBER 31, 2009 TO DECEMBER 31, 2010

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

On October 16, 2008, we entered into a loan arrangement with West Mountain Prime, LLC, which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses.  This loan is evidenced by an unsecured promissory note due on October 16, 2009 and which has now been extended to October 16, 2010. On October 16, 2009 we entered into an additional loan arrangement with West Mountain Prime, LLC that is also evidenced by an unsecured promissory note in the amount of $53,000 due on October 16, 2010.  If we are unable to raise funds to cover any operating deficit after October 16, 2010, our business may fail.

We generated no revenues during the years ended December 31, 2009 and 2008, and management does not anticipate any revenues until June 2010, at the earliest.

SEASONALITY

       We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until June 2009.

RESULTS OF OPERATIONS

       We had no revenue or cost of sales for the years ended December 31, 2009 and 2008. Operating expenses during the years ended December 31, 2009 and 2008 totaled $22,218 and $28,546 respectively. For the period of December 1, 2005 (inception) through December 31, 2009, operating expenses were $107,315.  The operating expenses consisted of interest expense and professional fees in 2009 and in 2008.

       We had a net loss of $92,125 and $65,672 for the fiscal years ended December 31, 2009 and 2008, respectively. For the period of December 1, 2005 (inception) through December 31, 2009, we had a net loss of $220,533.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2009, we had an unrestricted cash balance of $57,812.

 Net cash used in operating activities was $19,060 and $36,049 for the fiscal years ended December 31, 2009 and 2008 respectively.  For the period December 1, 2005 (inception) through December 31, 2009 the net cash used in operating activities was $113,348.  This consisted of consisted of interest expense and professional fees in 2009 and 2008.

Net cash provided by financing activities was $37,160 and $72,000 for the fiscal years ended December 31, 2009 and 2008 respectively.  For the period December 1, 2005 (inception) through December 31, 2009 net cash provided by financing activities was $169,160. This amount represented the advance on our promissory notes.

FINANCIAL POSITION

At December 31, 2009, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 12, 2008 but was extended to January 12, 2010.

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC. which is affiliated with our President, Mr. Klemsz. We borrowed $185,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by unsecured promissory notes which are now due October 16, 2010, unless converted.

Management estimates it will take approximately $35,000 and $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after October 16, 2010. If we are unable to raise funds to cover any operating deficit after October 16, 2010, our business may fail.

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

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Across America Real Estate Exchange, Inc.

We have audited the accompanying balance sheet of Across America Real Estate Exchange, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from December 1, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Real Estate Exchange, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from December 1, 2005 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

During 2008 and 2009, the Company issued convertible promissory notes to a related party (see Note 2).  The Company relies on proceeds from the notes for working capital.  Related party transactions are not considered to be arm’s length transactions under GAAP.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $92,125 for 2009 and has incurred substantial net losses since inception.  Also, total liabilities exceed total assets by $141,109 as of December 31, 2009.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
February 2, 2010

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

Assets
Cash and cash equivalents (note 1)	$57,812	$39,712
Prepaid expenses	1,894	1,902
Total assets	$59,706	$41,614

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable	-	-
Accrued liabilities (note 1)	$11,450	$8,300
Note payable, related party (note 2)	185,000	132,000
Accrued interest payable, related party (note 2)	4,365	3,298
Total liabilities	200,815	143,598

Shareholders' deficit: (note 3)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding December 31, 2009
-0- shares issued and outstanding December 31, 2008	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
1,810,476 shares issued and outstanding December 31, 2009
1,810,476 shares issued and outstanding December 31, 2008	1,810	1,810
Additional paid-in-capital	77,614	24,614
Deficit accumulated during development stage	(220,533)	(128,408)
Total shareholders' deficit	(141,109)	(101,984)
Total liabilities and shareholders' deficit	$59,706	$41,614

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Operations
For the year ended December 31, 2009 and 2008 and for the
period December 1, 2005 (inception) through December 31, 2009

			December 1,
			2005
			(Inception)
	For the year ended		Through
	December 31,		December 31,
	2009	2008	2009

Operating expenses:
Selling, general and administrative	$22,218	$28,546	$107,315
Total operating expenses	22,218	28,546	107,315

Loss from operations	(22,218)	(28,546)	(107,315)

Non-operating expense:
Interest expense, beneficial conversion feature(note 2)	(53,000)	(24,000)	(77,000)
Interest expense, related party (note 2)	(16,907)	(13,126)	(36,218)
Loss before income taxes	(92,125)	(65,672)	(220,533)

Net loss	$(92,125)	$(65,672)	$(220,533)

Basic and diluted loss per share	$(0.05)	$(0.04)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,810,476

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the period December 31, 2005 (inception) through December 31, 2009

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2005	-	$-	-	$-	$-	$-	$-

December 2006, shares sold to parent corporation
($.001/share)	-	-	2,000,000	2,000	-	-	2,000

Net loss, year ended December 31, 2006	-	-	-	-	-	(500)	(500)

Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(62,236)	(62,236)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(62,736)	$(60,312)

October 16, 2008 beneficial conversion feature on
convertible debt (note 2)					24,000		24,000

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(65,672)	(65,672)

Balance at December 31, 2008	-	$-	1,810,476	$1,810	$24,614	$(128,408)	$(101,984)

October 16, 2009 beneficial conversion feature on
convertible debt (note 2)					53,000		53,000

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(92,125)	(92,125)

Balance at December 31, 2009	-	$-	1,810,476	$1,810	$77,614	$(220,533)	$(141,109)

The accompanying notes are an integral part of these financial statements.

Across America Real Estate Exchange, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended December 31, 2009 and 2008 and for the
period December 1, 2005 (inception) through December 31, 2009

			December 1,
			2005
			(Inception)
	For the year ended		Through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(92,125)	$(65,672)	$(220,533)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 4)	-	-	424
Benefical conversion on convertible debt (note 2)	53,000	24,000	77,000
Changes in operating assets and operating liabilities:
Prepaid expenses	8	8	(1,894)
Accounts payable and accrued liabilities	20,057	5,615	31,655
Net cash (used in) operating activities	(19,060)	(36,049)	(113,348)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	37,160	72,000	169,160
Net cash provided by financing activities	37,160	72,000	171,160
Net change in cash	18,100	35,951	57,812

Cash and cash equivalents, beginning of period	39,712	3,761	—

Cash and cash equivalents, end of periood	$57,812	$39,712	$57,812

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$-	$12,096	$16,012

Supplemental disclosure of non-cash investing and financing activities
Conversion of related parties accrued interest to related parties note	$15,840	$-	$15,840

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

The Company is a development stage enterprise in accordance with Accounting Standards Codification ("ASC") ASC-915 “Accounting and Reporting by Development Stage Enterprises”. The Company was organized to provide a nationwide, mortgage commercial brokerage operation. The Company plans to incorporate traditional mortgage brokering with a web-based, automated underwriting system which allows clientele to process loan applications twenty-four hours a day, seven days a week.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2009 and 2008.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2009, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2009 and December 31, 2008 the potential dilutive securities were comprised of 840,909 and 600,000, respectively, of common shares issuable upon conversion of the note payable due to WestMountain Prime, LLC.  Due to the loss the Company has recorded, the calculation is anti-dilutive and is not shown in the financials statements.

Related Parties
The financial statements of the Company fairly represent any transaction that may be considered a related party transaction.  The related party transaction or balance is presented on a separate line on the financial statement with an associated footnote disclosure.  See note #2 for further details.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Income Taxes
The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") ASC-740 “Accounting for Income Taxes”.   ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In addition ASC-740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No prior periods are yet subject to examination as the initial returns for the Company have not yet been filed.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740.  The Company did not record a cumulative effect adjustment related to the adoption of ASC-740.

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

On October 16, 2008, we entered into a loan arrangement with West Mountain Prime, LLC, which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses.  This loan is evidenced by an unsecured promissory note due on October 16, 2009 and which has now been extended to October 16, 2010. On October 16, 2009 we entered into an additional loan arrangement with West Mountain Prime, LLC that is also evidenced by an unsecured promissory note in the amount of $53,000 due on October 16, 2010.  All principal and interest accrues until the promissory notes (“Notes”) are due or converted. The applicable interest rate on the Notes is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Notes shall thereafter be 18% per annum. At any time prior to the due date of the Notes, all outstanding principal under the Notes may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the notes divided by .22.

The conversion rates associated with the convertible promissory notes issued on October 16, 2008 and October 16, 2009 were below the fair value of the Company’s common stock on the transaction dates, which resulted in beneficial conversion features. Charges associated with the beneficial conversion features were calculated in accordance with ASC 470-20-30 and totaled $53,000 and $24,000 for the years ended December 31, 2009 and 2008, respectively. Because the notes were convertible at any time after issuance, at the option of the debt holder, the entire amounts of the beneficial conversion features were recorded as interest expense on the dates the notes were issued.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

In addition, on January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of December 31, 2009 our total outstanding principal and interest due to West Mountain Prime, LLC is as follows:

Principal	$185,000
Accrued interest	4,365
Total due to related parties	$189,365

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

The fair value of the each warrant was calculated on the grant date of January 12, 2007 using the Black-Scholes model.

We accrue the warrant expense in the period in which the warrants are issued. The total amount of compensation calculated for the full amount of warrants granted and accrued is $424. This expense was recorded in Selling, general and administrative on the Statements of Operations.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Warrant activity through the quarter ended December 31, 2009 is summarized as follows:

		Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2008	200,000	0.01	3.0	-	200,000	0.01	3.0	-

Activity during 2009:
Granted	-	-		-	-	-	-	-
Expired/Cancelled	-				-	-	-	-
Forfeited	-				-	-	-	-
Exercised	-				-	-	-	-

Balance, at December 31,
2009	200,000	0.01	2.0	-	200,000	0.01	2.0	-

(5)   Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") ASC-740 “Accounting for Income Taxes”.   ASC-740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended December 31, 2009 and December 31, 2008 is as follows:

	2009	2008

Federal	15.00%	15.00%
State	3.94%	3.94%
Beneficial conversion feature	-10.89%	-6.92
NOL carryforward, increase in valuation allowance	-8.05%	-12.02%
	-	-

At December 31, 2009 and December 31, 2008, the Company had a net operating loss carry forwards totaling $143,535 and $104,408 respectively that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2029.  A portion of the net operating loss carryovers begin expiring in 2026.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC.
(A Development Stage Company)
Notes to Financial Statements

Deferred tax assets are as follows:

	2009	2008
Deferred tax asset due to net operating loss	$28,118	$20,706
Valuation allowance	(28,118)	(20,706)
	-	-

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at December 31, 2009 and December 31, 2008 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $7,409 and $7,891 for the years ended December 31, 2009 and December 31, 2008, respectively.

The Company is subject to the provisions of ASC-740 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC-740.

 (6)   Non-Binding Term Sheet for Reverse Merger

On December 10, 2009, we executed a non-binding term sheet with Accredited Members, Inc. (AMI), a private Colorado corporation, whereby we would acquire AMI in a reverse merger transaction. Upon closing the transaction, we would issue a total number of common shares to the AMI shareholders in exchange for all of their ownership interests in AMI such that they would own approximately 90.2% of the combined company. The current shareholders of the Company would own approximately 9.8% of the combined company after the closing of the transaction.

Upon the closing of the merger, the officers of AMI would become our officers and our board of directors would consist of five members, two to be designated by AMI, one to be designated by our shareholders, and two to be designated jointly by AMI and our shareholders.

The closing of this transaction is subject to certain contingencies: satisfactory due diligence by us and AMI; approval of the transaction by AMI shareholders; audited financial statements from AMI; and the execution of a one year share lockup agreements by all AMI shareholders.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.   As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2009.  Accordingly, we concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our sole Director and Executive Officer, his age and positions held with us as of December 31, 2009 is as follows:

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

Item 11. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2009, information regarding the ownership of our common stock of our company by:

*	persons who own more than 5% of our common stock;

*	our sole director and executive officer; and

*	all directors and executive officers as a group.

As of December 31, 2009, there were a total of 1,810,476 common shares issued and outstanding.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Brian L. Klemsz (3)	314,000	17%
700 17th Street, Suite 1200
Denver, Colorado 80202

GDBA InvestmentsLLC (4)	1,178,144	65%
700 17th Street, Suite 1200
Denver, Colorado 80202

BOCO Investments, LLC	100,000	6%
103 West Mountain Ave.
Fort Collins, Colorado 80524
____________________
All Officers and (4)	314,000	17%
Directors as a Group
(one person)
____________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.
(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.
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

Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC, which is affiliated with our President, Mr. Klemsz. We borrowed $185,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by unsecured promissory notes (the “Notes”) which are now due October 16, 2010, unless converted. All principal and interest accrues until the Notes are due or converted. The applicable interest rate on the Notes is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Notes shall thereafter be 18% per annum. At any time prior to the due date of the Notes, all outstanding principal under the Notes may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the notes divided by .22.

As the fair market value of common stock was determined to be $0.26 and $1.50 per share at time of the convertible notes issuance, the convertible promissory notes carry an imbedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature related to the notes holder’s option for conversion into the Company’s common stock totals $24,000 at December 31, 2008 and $77,000 at December 31, 2009.  As the conversion feature is available at any time before the notes become due, the full amount of the beneficial conversion feature has been recorded as interest expense, beneficial conversion at the time of issuance.  Total interest expense recorded for the beneficial conversion feature for the year ended December 31, 2009 was $53,000.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, was paid, by the Company, an aggregate of $11,644 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm was paid, by the Company, an aggregate of $7,585 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(1)	FINANCIAL STATEMENTS

(2)	SCHEDULES

(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated January 23, 2007 for Safe Harbor Business Development Company
10.1*	Promissory note dated January 23, 2007 with Safe Harbor Business Development Company
10.2**	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC
10.3	Extension of Promissory Note dated October 16, 2009 with West Mountain Prime, LLC
10.4	Promissory Note dated October 16, 2009 with West Mountain Prime, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, January 29, 2007.
** Previously filed with Form 8-K, November 7, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2010.

ACROSS AMERICA REAL ESTATE EXCHANGE, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)