Form 10-Q
period 2010-03-31
Accredited Members Holding Corp
filed 2010-05-17
CIK 1388132

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-525-33

ACCREDITED MEMBERS HOLDING CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7660 Goddard Street, Suite 100
 Colorado Springs, CO 80920
(Address of principal executive offices)

719-265-5821
Telephone number, including
Area code

Across America Real Estate Exchange, Inc.
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

There were 29,179,859 shares of the issuer's common stock outstanding as of May 12, 2010.

ACCREDITED MEMBERS HOLDING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

ACCREDITED MEMBERS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$218,820	$564,883
Accounts receivable	117,500	143,570
Prepaid expenses and other	88,960	99,244
Assets held for sale	14,336	14,336
Investment in marketable client securities	423,314	-
Subscription receivable	-	10,000

Total current assets	862,930	832,033

Property and equipment, net	203,902	215,894
Intangible assets, net	-	12,500
Investment in debt and equity securities	52,135	-

	256,037	228,394

	$1,118,967	$1,060,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$36,478	$16,671
Accrued expenses	38,877	42,975
Deferred revenue	794,484	239,117
Total current liabilities	869,839	298,763
Convertible notes payable:
Related parties	100,000	100,000
Other	100,000	137,500

	200,000	237,500

Total liabilities	1,069,839	536,263

Commitments

Stockholders' equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock; $0.0001 par value; 50,000,000 shares authorized;
29,179,859 (2010) and 25,554,014 (2009) issued and outstanding	26,390	25,554
Additional paid-in capital	2,196,471	2,087,666
Accumulated other comprehensive loss	(54,186)	-
Accumulated deficit	(2,119,547)	(1,589,056)
Total stockholders' equity	49,128	524,164

	$1,118,967	$1,060,427

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

			Predecessor
	Successor company		company
	Three months	March 11,	January 1,
	ended	through	through
	March 31,	March 31,	March 10,
	2010	2009	2009
	(unaudited)	(unaudited)
Net revenue	$266,275	$-	$125,690
Cost of revenue	175,722		63,248

Gross profit	90,553	-	62,442

Operating expenses:
General and administrative	406,828	42,593	35,265
Selling and marketing	211,416	688

	618,244	43,281	35,265

Operating (loss) income	(527,691)	(43,281)	27,177

Other income (expense):
Interest expense:
Related parties	(2,500)
Other	(3,288)
Gain on value of warrants	2,035
Other income	953

	(2,800)	-	-

Net (loss) income	(530,491)	(43,281)	27,177

Other comprehensive loss:
Unrealized loss on available for sale securities	(54,186)	-	-

Comprehensive (loss) income	$(584,677)	$(43,281)	$27,177

Net (loss) income per share - basic and diluted	$(0.02)	$ *	$ N/A

Weighted average common shares outstanding	26,866,343	13,665,750	N/A

* Amount is less than ($0.01) per share
See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

			Additional		Other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	loss	loss	Total

Balance, January 1, 2010	25,554,010	$25,554	$2,087,666	$(1,589,056)	$-	$524,164

Common stock issued in connection with AAEX merger	3,100,000	310	12,184			12,494

Share-based compensation			27,647			27,647

Conversion of debt to common stock	325,849	326	37,174			37,500

Sale of common stock (shares to be issued)			30,000			30,000

Exercise of warrants	200,000	200	1,800			2,000

Other comprehensive loss:

Unrealized loss from available for sale securities					(54,186)	(54,186)

Net loss				(530,491)		(530,491)

Comprehensive loss						(584,677)

Balance, March 31, 2010	29,179,859	$26,390	$2,196,471	$(2,119,547)	$(54,186)	$49,128

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor company		Predecessor company
	Three months	March 11,	January 1,
	ended	through	through
	March 31,	March 31,	March 10,
	2010	2009	2009
	(unaudited)	(unaudited)
Net (loss) income	$(530,491)	$(43,281)	$27,177
Cash flows from operating activities:
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization expense	24,492	4,188	-
Share-based compensation expense	27,647	-	-
Bad debt expense	1,000	-	-
Gain on value of warrants	(2,035)	-	-
Contribution of services by member	-	-	32,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,070	-	3,480
Decrease in prepaid expenses and other	11,784	-	-
Increase (decrease) in accounts payable	19,807	58,543	(22,407)
Decrease in accrued expense	(4,597)	-
Increase (decrease) in deferred revenue	77,867	-	(1,382)

Net cash (used in) provided by operating activities	(349,456)	19,450	38,868

Cash flows from investing activities:
Purchase of debt and equity securities	(50,100)	-	-
Cash acquired in reverse acquisition	11,493	-	-
Purchase of property and equipment	-	(38,250)	-
Net cash used in investing activities	(38,607)	(38,250)	-

Cash flows from financing activities:
Proceeds from exercise of warrants	2,000	-	-
Proceeds from sale of common stock	40,000	152,500	-
Contributions from member	-	-	25,000
Payments on line of credit	-	-	(1,410)
Distributions to member	-	-	(61,000)
Decrease in bank overdraft	-	-	(900)

Net cash provided by (used in) financing activities	42,000	152,500	(38,310)

Net (decrease) increase in cash and cash equivalents	(346,063)	133,700	558

Cash and cash equivalents, beginning	564,883	-	-

Cash and cash equivalents, ending	$218,820	$133,700	$558

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of customer contracts and relationships from predecessor
company in exchange for common stock	$-	$75,000
Common stock issued in satisfaction of related party advance payable	$-	$40,000
Conversion of notes payable to common stock	$37,500	$-
Increase in investment in marketable client securities and deferred revenue	$477,500	$-

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1.	Organization, basis of presentation, going concern and management’s plans:

Organization:

On February 24, 2010 Across America Real Estate Exchange, Inc. (“AAEX” or “Across America”) entered an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Accredited Members, Inc. (“AMI”). Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity in that transaction (the “Merger Transaction”).  As such, upon closing the Merger Transaction AMI became a wholly-owned subsidiary of Across America, and Across America acquired all of the outstanding shares of AMI through the issuance of an aggregate of 25,554,010 shares of Across America common stock, with each single AMI common share being entitled to receive approximately 2.603 shares of Across America common stock.  Effective May 11, 2010, AAEX changed its name to Accredited Members Holding Corporation (the “Company”).

At the date of the Merger Transaction, AAEX was a public shell with no significant operations. The acquisition of AMI by AAEX was recorded as a reverse acquisition based on factors demonstrating that AMI represented the accounting acquirer. The transaction is equivalent to the issuance of stock by AMI for the net monetary assets of AAEX. The historical stockholders’ equity of AMI prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AAEX and AMI common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (AMI) has been carried forward after the exchange.

AMI is a publisher of research and information regarding small/micro cap companies as well as the publisher of Accredited Members magazine.  AMI provides an online social networking website intended for high net-worth investors (www.accreditedmembers.com), provides corporate "Profiles" that include multiple types of investor related services (including web articles, press releases and research) and holds conferences for investors to meet and build relationships with small/micro cap companies and other member investors. AMI’s process of doing this utilizes primarily two systems: an interactive website, and conferences held several times throughout the year across the country. AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies (companies with a market capitalization less than $300 million), and AMI sells business valuation reports that it prepares for customers. AMI’s services are sold in the form of customer memberships, which typically have terms of 90 days up to one year.

AMI is in the process of expanding its proprietary members-only website, the primary function of which is to serve as a financial enhancement tool. The website went “live” in July 2009. AMI’s online community is designed to provide investors with a vital resource to assist in the discovery of new investment ideas, access to independent research and interaction with other successful investors. Upon joining, members must represent to AMI that they have a net worth of at least $1 million.

AMI, headquartered in Colorado Springs, Colorado, was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from EdgeWater Research, LLC (“EdgeWater” or the “Predecessor”), a Colorado Limited Liability Company. The EdgeWater customer contracts and related customer relationships were determined to meet the definition of a “business”, as defined by accounting standards.  AMI, which had no operations from its formation date to the date of the EdgeWater acquisition, acquired the customer contracts/relationships on March 11, 2009, for 1.5 million shares of common stock valued at $75,000, their estimated fair value at the date of acquisition.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1.	Organization, basis of presentation, going concern and management’s plans (continued):

Basis of presentation:

The financial statements for the period from January 1, 2009 through March 10, 2009 (the “Predecessor Period”) reflect the results of operations of EdgeWater. The financial statements for the periods subsequent to March 10, 2009 (the “Successor Period”) reflect the results of operations of AMI (the “Successor”). Accordingly, the results of operations of the Predecessor and the Successor are not comparable in all respects.

The accompanying condensed, consolidated financial statements and notes thereto have been prepared in accordance with the instructions to quarterly reports on Form 10-Q.  In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary to present a fair statement of its results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, it is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in a Current Report on Form 8-K filed February 25, 2010.

Going concern and management's plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported net losses in 2009 and for the three months ended March 31, 2010, and has an accumulated deficit of approximately $2,100,000 as of March 31, 2010. The Company has a limited operating history, and the Company does not have a revolving loan agreement with any financial institution,  nor can the Company provide any assurance it will be able to enter  into any  such  agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve profitability or obtain additional financing in the near term, the Company may be required to delay its business plan  implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.	Significant accounting policies:

Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less, including money market accounts and bank time deposits to be cash equivalents.  At December 31, 2009, cash and cash equivalents included time deposits of approximately $50,000, which were purchased in December 2009 and liquidated in January 2010.

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk primarily through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. The Company grants varying payment terms to its customers. Payment terms for valuation reports prepared and sold by the Company typically require a portion of the fee to be paid up front, and the remaining amount due upon report delivery (typically within 45 days of the up-front payment).  Payment terms for memberships vary, but frequently require a portion of the membership fee due up-front, and the remaining amount to be paid over the term of the membership; these remaining payments are, at times, not due until up to 180 days after the membership begins.

Four customers comprise approximately 95% of the accounts receivable at March 31, 2010; each customer balance represents approximately 46%, 23%, 13%, and 13% of the total. Accounts receivable as of December 31, 2009 are due from four customers; each customer balance represents approximately 42%, 23%, 13%, and 10% of the total.  One customer comprised approximately 20% of revenue for the three months ended March 31, 2010.  Ongoing credit evaluations of customers’ financial condition are performed, although collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. No allowance was considered necessary as of March 31, 2010 and December 31, 2009.

Marketable client securities:

During the quarter ended March 31, 2010, the Company accepted equity-based compensation from certain clients as consideration for services.  This equity-based compensation is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to Accounting Standards Codification (“ASC”) 505-50 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-08, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services).

The Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in the current year’s operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.	Significant accounting policies (continued):

Debt securities and warrants:

During the three months ended March 31, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being amortized to interest income over the respective terms of the notes. Warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available for sale warrant securities are recognized in other comprehensive income (loss).

Financial instruments:

At March 31, 2010, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.  The fair value of convertible notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.

The Company values its financial assets and liabilities utilizing a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Companies to determine such fair value.

	Fair value measurement as of
	March 31, 2010
	Level 1	Level 2	Level 3
Cash	$218,820	$-	$-
Investment in marketable client securities	423,314	-	-
Investment in debt securities	-	-	33,250
Investment in warrants	-	-	18,885

	Fair value measurement as of
	December 31, 2009
	Level 1	Level 2	Level 3
Cash	$514,883	$-	$-
Bank time deposits	-	50,000	-

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.	Significant accounting policies (continued):

Revenue recognition:

The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and ASC 605-25. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Membership service contracts typically consist of multiple deliverables, including web-based services over the membership term and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's price sold on a stand-alone basis. For valuation products that are sold to customers, such as valuation reports, revenues are recorded upon delivery and acceptance of the product to the customer. Deferred revenue represents contractual billings in excess of revenue recognized.

Income taxes:

For the three month periods ended March 31, 2010 and 2009, the Company generated net operating losses that give rise to deferred tax assets.  The Company also has deferred tax assets from net operating losses generated from AAEX that are subject to certain limitations.  The Company recorded a 100% valuation allowance against these deferred tax assets as management does not believe realization of such related deferred income tax assets is more likely than not at this time.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 4,377,378 and 4,897,979 as of March 31, 2010 and 2009, respectively (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio), have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

2.	Significant accounting policies (continued):

Recently issued and adopted accounting pronouncements:

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.	Property and equipment:

As of March 31, 2010 and December 31, 2009, property and equipment consists of the following.

	March 31, 2010	December 31, 2009
Website development	$223,566	$223,566
Furniture and fixtures	9,256	9,256
Equipment	4,210	4,210
	237,032	237,032
Less accumulated depreciation and amortization	(33,130)	(21,138)
	$203,902	$215,894

4.	Intangible assets:

At December 31, 2009, intangible assets with a carrying value of $12,500 consist of customer contracts and related customer relationships acquired from EdgeWater on March 11, 2009. This intangible asset was fully amortized in 2010.

5.	Investments in equity and debt securities:

Marketable client securities:

Marketable client securities consist of shares of companies that are traded on an exchange.  The cost, gross unrealized holding gains and losses, and fair value of these available-for sale securities as of March 31, 2010, are as follows:

	Contractual maturity		Goss unrealized holding		Fair value
	(inyears)	Costs	gains	losses
Available-for-sale:
Marketable securities	1	$477,500	$4,650	$58,836	$423,314

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

5.	Investments in equity and debt securities (continued):

Debt and equity securities:

During the three months ended March 31, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies for $50,100 cash. The convertible promissory notes have a total face amount of approximately $50,000 and have a stated interest rate of 8% per annum.  Interest is due quarterly.  Notes for approximately $25,000 are due in February 2012, and may be converted whole or in part at any time for $0.20 per share. Notes for the remaining $25,000 are due in December 2012, and may be converted whole or in part into shares of common stock at $1.60 per share.

In addition to the convertible notes, the Company received warrants to purchase up to 12,500 shares of restricted common stock exerciseable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of common stock of the other company exerciseable at $0.50 per share. The warrants are exerciseable immediately and have a term of 5 years.

The Company allocated the purchase price between the debt securities and warrants based on the relative fair value of the instruments on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The discount on the notes (approximately $16,800 at March 31, 2010) is being amortized to interest income over the term of the notes.

6.	Convertible notes payable:

In March 2009, the Company initiated a private placement of convertible promissory notes. The Company received $587,800 in this placement between May and July 2009. No promissory notes were issued subsequent to July 2009. These notes bear interest at 10% per annum, are unsecured, and their maturity dates are in 2014. By their original terms principal and interest are convertible at any time by the holder into shares of the Company’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which the Company is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (the conversion price and the number of shares into which each note is convertible into, were adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).  The Company determined that the notes did not have any beneficial conversion features, as the conversion price equaled or exceeded the estimated fair value of the Company’s common stock at the measurement date of each issuance. During the year ended 2009, notes for $350,300 were converted into 1,167,667 shares of common stock. During the three months ended March 31, 2010, an additional $37,500 was converted into 325,849 shares of common stock (the number of shares issued upon conversion was adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

7.	Lease commitment:

The Company leases office space under an operating lease that expires on June 30, 2010 with the option to extend for three additional years, and requires lease payments of approximately $5,300 per month. Operating lease expense was approximately $15,800 during the three months ended March 31, 2010 (none during the three months ended March 31, 2009).

8.	Stockholders’ equity:

Common stock:

On March 11, 2009, the Company sold 8.9 million (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio)  shares of common stock to founding stockholders in exchange for $170,000 ($0.05 per share), and an additional 2,082,400 shares in satisfaction of a $40,000 payable to a founding stockholder  (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio)

On March 1, 2010, the Company initiated a private placement for the sale of shares of common stock for $1.00 per share. Through March 31, 2010, the Company sold 30,000 shares of common stock for total proceeds of $30,000; however as of March 31, 2010 these shares had not yet been issued due to administrative reasons.

Stock options:

Effective March 11, 2009, AMI established the AMI 2009 Stock Option Plan (the “Plan") covering up to 2,603,000 shares of the Company’s common stock (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).  Any employee, consultant or Director of the Company is eligible to participate. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted in 2009 have terms that do not exceed 5 years. The Company did not grant stock options during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company recorded total stock-based compensation of approximately $27,600, which is included in general and administrative expense.

Other equity transactions:

Prior to the merger transaction in 2007, AAEX issued warrants to purchase 200,000 shares of AAEX common stock at a price of $0.01 per share. At the time of the issuance, these warrants were valued at $424 and were included in the historical equity of AAEX in March 2010. These warrants were exercised and the Company received cash of $2,000.

During the period from January 1, 2009, through March 10, 2009, the sole member of the Predecessor incurred expenses on behalf of the Predecessor (such as compensation for services and rent) for no consideration. These amounts, which totaled approximately $32,000, have been accounted for as  an expense, and as an increase in member’s equity in 2009.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

              This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 8-K/A dated February 24, 2010 and under Item 1A of Part II of this report.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Company Overview; Plan of Operation

Effective May 11, 2010 the registrant’s name was changed under Colorado law to Accredited Members Holding Corporation (the “Company”).  Prior to May 11, 2010 the Company’s name was Across America Real Estate Exchange Inc. (“Across America”). However, because the Company now intends to focus its operations on the business operations of its wholly owned subsidiary Accredited Members, Inc. (“AMI”) its Board of Directors determined it was appropriate to change the Company’s name so that it more accurately reflected the Company’s current and proposed business operations.

On February 24, 2010, Across America entered into the Agreement and Plan of Merger and Reorganization with AMI pursuant to which AMI merged within and into a company subsidiary and was the survivor in that transaction (the “Merger Transaction”).  As a result of the Merger Transaction AMI became a wholly owned subsidiary of Across America, and thus is currently a wholly owned subsidiary of the Company.  As a result of the Merger Agreement, each issued and outstanding share of AMI common stock was converted into the right to receive 2.603 shares of Across America common stock, and Across America issued a total of 25,554,010 shares of common stock to effect the Merger Transaction.  At the time of the transaction, Across America was not engaged in active business operations and only had nominal assets.  The Company’s operations are now focused on the products and services offered by and through AMI.

On March 11, 2009 AMI acquired the customer contracts and related customer relationships of EdgeWater Reserch, LLC (“EdgeWater”) a recognized microcap research firm.  Prior to this acquisition AMI had no operations, but acquired EdgeWater’s business with the intent of growing and furthering EdgeWater’s operations.  To further develop and grow EdgeWater’s business model AMI has undertaken several efforts including developing the AMI website and devoting significantly more financial resources to marketing and growing the business and the products and services offered to clients.

AMI is intended to fill a unique niche by providing institutional and individual investors with proprietary research on “small-cap” or “micro-cap” companies (i.e. companies that have a market capitalization of $300 million or less).  The Company, through AMI, is a publisher of investment related research and information regarding microcap companies, provides online social networking, and holds conferences intended for individuals and companies to identify and build relationships. AMI’s process of doing this utilizes primarily two components:

1.           The Site.  AMI has, and is continuing to develop its website (www.accreditedmembers.com) which is intended to serve as a financial research site and enhancement tool (the “Site”).   The Site went live in July 2009 and is intended to provide affluent investors an on-line community to help generate and research new investment ideas.  AMI currently provides two types of memberships through the Site, free and full access memberships, with full access members having access to services and information that are not otherwise available to free members.  Additionally, AMI also offers products and services through its Site intended for small/microcap companies that are intended to permit them to post general information about their business on the Site.

2.           Investment Conferences.  AMI organizes and hosts investment conferences several times throughout the year across the country. Members to the Site as well as other persons may register to attend these conferences.   Subscribing profile clients to the Site are given the opportunity to either present a 30 minute overview of their business to conference attendees and/or to have a conference/exhibitors table (depending on their paid contracted service).  During 2009 AMI hosted one conference.  AMI hosted one investment conference during the quarter ended March 31, 2010; hosted a second conference in April 2010 and is schedule to host another conference in June 2010; and plans to host up to three additional conferences through the remainder of its fiscal 2010.

AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies.  Further, AMI sells business valuation reports that it prepares for customers.  Starting in the first quarter of 2010, AMI began distributing to current and prospective clients a publication intended to promote its business and to provide general information regarding the market and financial news.  Although AMI may later attempt to generate advertisement or other revenues through this publication, it currently is distributed primarily for promotional purposes.

Results of Operations

As noted above, AMI was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from Edgewater.  AMI had no operations from its formation date to the date of the Edgewater acquisition which occurred on March 11, 2009.  The financial statements included in this Quarterly Report for the period from January 1, 2009 through March 10, 2009 reflect the results of operations of EdgeWater. The financial statements for all periods subsequent to March 10, 2009 reflect the results of operations of AMI, the Company’s now wholly owned subsidiary.  Accordingly, the results of operations of the EdgeWater and the Company are not comparable in all respects.

Upon AMI’s acquisition of EdgeWater’s assets in March 2009, and throughout the remainder of 2009, in large part AMI focused on significantly growing and expanding upon EdgeWater’s business operations, including the development of the AMI website and devoted significantly more financial resources to marketing and growing the business and the products and services offered to clients.  In part these efforts continued through the first quarter of 2010 as AMI continued to focus much of its energies and resources into promoting its business and expanding the products and services it offers to its current and prospective clients.

During the quarter ended March 31, 2010, AMI recognized a net loss of $(530,491).  This net loss was primarily the result of a significant amount of expenditures associated with marketing and promoting the business operations and services to current and prospective clients.  During the quarter ended March 31, 2010, AMI’s operating expenses included $406,828 of general and administrative expenses.  These expenses primarily included reoccurring corporate costs (such as payroll and related expenses) and costs incurred by AMI to negotiate and complete the Merger Transaction (including accounting and legal fees).   Additionally, AMI incurred $211,416 in selling and marketing expenses during the period ended March 31, 2010, which were primarily expended to promote and market the Site, host investment conferences and costs associated with publishing AMI’s publication.

During the period from January 1, 2009 through March 10, 2009 EdgeWater had net income of $27,177. However, during that period, EdgeWater operated primarily through a single person, engaged in limited promotional services, and offered fewer services to its clients.  During the period March 11, 2009 through March 31, 2009 AMI recognized a $(43,281) loss; however, during this period, AMI had not begun to engage in revenue producing activities and instead, its primary activities, during this time, were focused on developing the Site and beginning to promote its planned operations.

During the quarter ended March 31, 2010, the Company recognized $266,275 in revenue.  These revenues were primarily generated through issuer profile clients and the investment conference hosted by AMI in February 2010.  To date, the Company has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  From January 1, 2009 through March 10, 2009 Edgewater recognized $125,690 in revenues primarily through the single investment conference it hosted and its subscription fees paid by its then members.  AMI did not generate any revenues during the period of March 11, 2009 through March 31, 2010, as at that time its operations were primarily organizational in nature.

Liquidity and Capital Resources

As of March 31, 2010 the Company had a working capital deficit of $(6,909) and had $218,820 of cash and cash equivalent assets.  Both our working capital and cash and cash equivalent assets decreased significantly from December 31, 2009, as we had working capital of $533,270 and cash and cash equivalent assets of $564,883 as of December 31, 2009.  However, our total assets and current assets increased as of March 31, 2010 when compared to December 31, 2009.  In large part, our decrease in cash and cash equivalent assets from December 31, 2009 to March 31, 2010 was offset by the increase in the marketable securities we held as of March 31, 2010, and as further described below, the decrease in our working capital from December 31, 2009 to March 31, 2010 was primarily the result of the significant increase in our deferred revenue as of March 31, 2010.

As noted above, the Company had a net loss during 2009 and through the quarter ended March 31, 2010, and as of March 31, 2010 had an accumulated deficit of approximately $2,100,000.  Although AMI began generating revenues through the Site in June 2009, and starting in the second half of 2009 began generated revenues through investment conferences, in large part it has funded its operations through funds raised through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its operations.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of AMI’s losses from operations and limited capital resources, AMI’s independent registered public accounting firm’s report in AMI’s financial statements as of, and for the year ended, December 31, 2009, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

During the quarter ended March 31, 2010 the Company received a subscription for $30,000.

The Company’s largest liability as of March 31, 2010 is $794,484 of deferred revenue.  As of December 31, 2009 the Company had $239,117 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables by the Company.  For example, membership agreements (for both individuals and profile clients) typically require a partial up-front payment and require the Company to deliver services such as access and services through the Site and the ability to participate in conferences. Deferred revenue increased by $555,367 as of March 31, 2010 from December 31, 2010.  This increase is primarily due to the Company entering into agreements and collecting cash and equity compensation during the quarter, but which the Company has not fully delivered all purchased services.  The Company expects to fully deliver such services within one year.

During the quarter ended March 31, 2010 the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $825,600.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.  Further, this total amount represents amounts received under contracts but for which Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.  As such, the Company may not realize the full value of these contracts as revenues, and the Company may not actually receive the full value of these contracts.

Included in the Company’s current assets as of March 31, 2010 is $423,314 of marketable securities, whereas as of December 31, 2009 the Company did not hold any marketable securities.  During the quarter ended March 31, 2010, the Company accepted equity based compensation from certain clients as consideration for services.  When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  In part, at times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities.  However, when the Company accepts securities it potentially subjects the Company to a weaker liquidity position and subjects the Company to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity based consideration from certain of its clients it is not engaged in the business of investing, reinvesting, owning, holding, or trading in securities.

Further, the Company’s assets as of March 31, 2010 included investment in debt and equity securities of $52,135.  During the quarter ended March 31, 2010 the Company acquired two promissory notes and two warrants from certain other public companies.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

The Company believes that the proceeds from the issuance of its securities, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses for approximately six months.  However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period.  As noted above, the Company anticipates that it will need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

    There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates effect the reported amounts of revenue and other significant areas in our reported financial statements.

    Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” within our 8-K filed on February 25, 2010 for the year ended December 31, 2009 and below for further discussion of our “Critical Accounting Policies”.

    Marketable securities:

    During the quarter ended March 31, 2010, the Company accepted equity-based compensation from certain clients as consideration for services.  This equity-based compensation is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to ASC 505-50 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-08, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services).

    The Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in the current year’s operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

    Debt securities and derivative warrants:

    During the three months ended March 31, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being amortized to interest income over the term of the notes. The warrants are considered to be derivative instruments and are recorded as an asset measured at their fair value, with changes in the fair value recognized currently in earnings (loss).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Smaller reporting companies are not required to provide the disclosure required by this Item.

Item 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who serves as both our principal executive officer and principal financial officer.  Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

    Our management intends to implement corrective actions where required to improve our disclosure controls and procedures and our internal controls.  Specifically, the Company expects to hire additional personnel to help implement additional controls and procedures to improve the financial closing process and the process by which we accumulate and prepare the disclosure of the information in reports we file with the Securities and Exchange Commission.  However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

On February 24, 2010, pursuant to the Merger Agreement, the person serving as the Company’s Chief Executive Officer and Financial Officer resigned from those positions, and shortly thereafter (effective March 27, 2010) resigned as a director.  On February 24, 2010 Mr. Kiefer began serving as the Company’s Chief Executive Officer and began performing the functions of our chief financial officer.  Additionally, as a result of the Merger Agreement the Company appointed new persons to serve on the Company’s Board of Directors.  Except for new persons now serving as our executive officers and for the change of control that occurred as a result of the Merger Transaction, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and the Company is not aware of any such proceedings that are being contemplated.

Item 1A.  RISK FACTORS

Except as set forth below there have been no material changes to the risk factors set forth in the Company’s Current Report on Form 8-K dated February 24, 2010 which risk factors are incorporated herein.

Because the Company has accepted securities from certain clients in consideration for services and otherwise holds securities issued by non-related companies, the Company has less liquidity, is subject to certain risks associated with holding securities, and could be subject to additional regulation.  During the quarter ended March 31, 2010 the Company accepted securities from certain clients in consideration for services and also acquired certain securities from issuers.   Accepting securities in lieu of cash payments provides the Company less liquidity and subjects it to risks associated with holding securities (including market price fluctuations and potentially a lack of liquidity for the securities).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the Investment Company Act of 1940, if the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended March 31, 2010 and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

1.           On March 12, 2010 the Company issued 200,000 shares of its common stock upon the exercise of a warrant.  The warrant was exercised at $0.01 per share resulting in aggregate cash proceeds of $2,000 to the Company.  The shares were issued in reliance on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 because the Company: (i) did not engage in any public advertising or general solicitation in connection with the issuance; (ii) made available to the investor disclosure regarding all aspects of its business; (iii) believed that the investor obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and its advisors) posed, and otherwise understood the risks of accepting AMI securities for investment purposes; (iv) believed that the investor acquired the shares for investment purposes; and (v) believed that the investor qualified as an accredited investor. No commissions or other remuneration was paid in connection with this issuance.

2.           On March 15, 2010 the Company issued 217,391 shares of its common stock upon the conversion of a $25,000 promissory note.  The promissory note was converted at $0.115 per share.  Although the Company did not receive cash proceeds upon the conversion of the promissory note, $25,000 in debt was retired through this conversion.  The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration was paid in connection with this issuance.

3.           On March 24, 2010 the Company issued 108,458 shares of its common stock upon the conversion of a $12,500 promissory note.  The promissory note was converted at $0.115 per share.  Although the Company did not receive cash proceeds upon the conversion of the promissory note, $12,500 in debt was retired through this conversion.  The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  No commissions or other remuneration was paid in connection with this issuance.

4.           On March 29, 2010 the Company accepted a subscription for 30,000 shares of its common stock and received $30,000 in a private placement transaction.  The shares of common stock was sold at $1.00 per share and the Company received $30,000 for the purchase of these shares.   Because the investor represented that he qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for the sale of these shares of common stock.  No commissions or other remuneration were paid in connection with this sale.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

Item 5. OTHER INFORMATION

On April 20, 2010 the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State to change the Company’s name, however that amendment did not become effective under Colorado law until May 11, 2010.  The amendment changed the Company’s name from Across America Real Estate Exchange, Inc. to Accredited Members Holding Corporation.  The Company’s shareholders approved this amendment on February 22, 2010.

Item 6. EXHIBITS

Exhibit No.	Document

2.1	Agreement and Plan of Merger and Reorganization. (1)

3.1	Articles of Amendment. Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Kent Kiefer, Chief Executive Officer and principal financial officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Kent Kiefer, Chief Executive Officer and principal financial officer).

(1) Incorporated by reference from Current Report on Form 8-K dated February 24, 2010.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION

Date: May 17, 2010	By:	/s/ Kent Kiefer
Kent Kiefer, Chief Executive Officer and principal financial officer