Form 10-Q
period 2010-06-30
Accredited Members Holding Corp
filed 2010-08-23
CIK 1388132

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-525-33

ACCREDITED MEMBERS HOLDING CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 N. Cascade Avenue, Suite 1400
Colorado Springs, CO 80903
(Address of principal executive offices)

719-265-5821
Telephone number, including
Area code

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒
There were 30,009,857 shares of the issuer's common stock, par value $0.001, outstanding as of August 13, 2010.

ACCREDITED MEMBERS HOLDING CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

ACCREDITED MEMBERS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$324,574	$564,883
Accounts receivable	108,603	143,570
Accounts receivable, related party	37,500	-
Prepaid expenses and other	37,060	99,244
Assets held for sale	-	14,336
Investment in marketable securities	764,112	-
Subscription receivable	30,000	10,000

Total current assets	1,301,849	832,033

Property and equipment, net	227,623	215,894
Intangible assets, net	-	12,500
Cost investments	215,000	-
Investment in debt securities	56,517	-
Investment in derivative warrants	23,814	-
Deposits and other assets	6,314	-

	529,268	228,394

	$1,831,117	$1,060,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$39,890	$16,671
Accrued expenses	168,217	42,975
Deferred revenue	612,892	239,117
Total current liabilities	820,999	298,763
Convertible notes payable:
Related parties	100,000	100,000
Other	100,000	137,500

	200,000	237,500

Total liabilities	1,020,999	536,263

Commitments

Stockholders' equity:
Preferred stock; $0.10 par value; 1,000,000 shares
authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000
shares authorized; 29,919,859 (2010) and
25,554,014 (2009) issued and outstanding	26,464	25,554
Additional paid-in capital	3,095,386	2,087,666
Other comprehensive loss	(4,649)	-
Accumulated deficit	(2,307,083)	(1,589,056)

Total stockholders' equity	810,118	524,164

	$1,831,117	$1,060,427

See notes to condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Predecessor
	Successor company				company
	Three months	Three months	Six months	March 11	January 1,
	ended	ended	ended	through	through
	June 30,	June 30,	June 30,	June 30,	March 10,
	2010	2009	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$772,885	$57	$1,039,160	$57	$125,690
Cost of revenue	323,372	2,399	499,094	2,399	63,248

Gross profit (loss)	449,513	(2,342)	540,066	(2,342)	62,442

Operating expenses:
General and administrative	619,297	195,119	1,026,125	237,712	35,265
Selling and marketing	124,841	63,847	336,257	64,535	-

Total operating expenses	744,138	258,966	1,362,382	302,247	35,265

Operating (loss) income	(294,625)	(261,308)	(822,316)	(304,589)	27,177

Other income (expense):
Interest expense:
Related parties	(2,500)	(1,968)	(5,000)	(1,968)	-
Other	(2,500)	(1,748)	(5,788)	(1,748)	-
Loss on value of derivative warrants	(4,810)	-	(2,775)	-	-
Related party management fees	112,500	-	112,500	-	-
Other income	4,399	-	5,352	-	-

	107,089	(3,716)	104,289	(3,716)	-

Net (loss) income	(187,536)	(265,024)	(718,027)	(308,305)	27,177

Other comprehensive loss:
Unrealized gain (loss) on investments	49,537	-	(4,649)	-	-

Comprehensive (loss) income	$(137,999)	$(265,024)	$(722,676)	$(308,305)	$27,177

Net loss per share - basic and diluted	$ *	$(0.02)	$(0.03)	$(0.02)	$ N/A

Weighted average common shares outstanding	29,589,859	14,200,811	28,233,359	14,101,147	N/A

* - Less than a $(0.01) per share

See notes to condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

			Additional		Other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total

Balance, January 1, 2010	25,554,010	$25,554	$2,087,666	$(1,589,056)	$	$524,164

Common stock issued in connection with AAEX merger	3,100,000	310	12,184			12,494

Share-based compensation			216,636			216,636

Conversion of debt to common stock	325,849	326	37,174			37,500

Sale of common stock	740,000	74	739,926			740,000

Exercise of warrants	200,000	200	1,800			2,000

Other comprehensive loss:

Unrealized loss from available for sale securities					(4,649)	(4,649)

Net loss				(718,027)		(718,027)

Comprehensive loss						(722,676)

Balance, June 30, 2010	29,919,859	$26,464	$3,095,386	$(2,307,083)	$(4,649)	$810,118

See notes to condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor company		Predecessor company
	Six months	March 11,	January 1,
	ended	through	through
	June 30,	June 30,	March 10,
	2010	2009	2009
	(unaudited)	(unaudited)
Net (loss) income	$(718,027)	$(308,305)	$27,177
Cash flows from operating activities:
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization expense	36,484	23,443	-
Share-based compensation expense	216,636	1,595	-
Company expense paid by related party	-	40,000	-
Bad debt expense	4,000	-	-
Loss on value of derivative warrants	2,775	-	-
Accretion of discount on debt securities	(3,267)	-	-
Contribution of services by member	-	-	32,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,533)	-	3,480
Increase in prepaid expenses and other	63,684	-	-
Increase (decrease) in accounts payable	23,219	29,634	(22,407)
Increase accrued expense	124,742	1,417	-
(Decrease) increase in deferred revenue	(619,725)	7,000	(1,382)
Decrease in other assets	(6,314)	-	-

Net cash (used in) provided by operating activities	(882,326)	(205,216)	38,868

Cash flows from investing activities:
Purchase of debt and equity securities	(70,100)	-	-
Cash acquired in reverse acquisition	11,494	-	-
Purchase of property and equipment	(21,377)	(157,194)	-
Net cash used in investing activities	(79,983)	(157,194)	-

Cash flows from financing activities:
Proceeds from debt offering	-	500,000	-
Proceeds from exercise of warrants	2,000	-	-
Proceeds from issuance of common stock, including 2009 subscription received in 2010	720,000	157,500	-
Contributions from member	-	-	25,000
Payments on line of credit	-	-	(1,410)
Distributions to member	-	-	(61,000)
Decrease in bank overdraft	-	-	(900)

Net cash provided by (used in) financing activities	722,000	657,500	(38,310)

Net (decrease) increase in cash and cash equivalents	(240,309)	295,090	558

Cash and cash equivalents, beginning	564,883	-	-

Cash and cash equivalents, ending	$324,574	$295,090	$558

Supplemental disclosure of non-cash investing and financing activities:

Acquisition of customer contracts and relationships from predecessor
company in exchange for common stock	$-	$75,000
Common stock issued in satisfaction of related party advance payable	$-	$40,000
Conversion of notes payable to common stock	$37,500	$50,000
Common stock issued in connection with AAEX merger	$12,494	$-
Issuance of shares for subscription receivable	$30,000
Increase in investments and deferred revenue	$993,500	$-
Reclassification of assets held for sale to property and equipment	$14,336	$-

See notes to condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.	Organization, basis of presentation, and management’s plans:

Organization:

Accredited Members, Inc. (“AMI”) is a publisher of investment-related research and information regarding microcap companies, as well as publisher of Accredited Members magazine.  AMI also provides an online social networking website intended for high net-worth investors (www.accreditedmembers.com), provides corporate “Profiles” that include multiple types of investor-related services (including web articles, press releases and research), and holds conferences intended for individuals and companies to identify and build relationships. AMI’s process of doing this utilizes primarily two systems: an interactive website, and conferences held several times throughout the year across the country. AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies (companies with a market capitalization less than $300 million), and AMI sells business valuation reports that it prepares for customers. AMI’s services are sold in the form of customer memberships, which typically have terms of 90 days up to one year.

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

On February 24, 2010, Across America Real Estate Exchange, Inc. (“AAEX” or “Across America”) entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with AMI. Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity in that transaction (the “Merger Transaction”).  As such, upon closing the Merger Transaction AMI became a wholly-owned subsidiary of Across America, and Across America acquired all of the outstanding shares of AMI through the issuance of an aggregate of 25,554,010 shares of Across America common stock, with each single AMI common share being entitled to receive approximately 2.603 shares of Across America common stock.  Effective May 11, 2010, AAEX changed its name to Accredited Members Holding Corporation (the “Company”).

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.	Organization, basis of presentation, and management’s plans (continued):

Organization (continued):

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

The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to quarterly reports on Form 10-Q.  In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary to present a fair statement of its results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in a Current Report on Form 8-K filed February 25, 2010.

Management's plans:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported net losses in 2009, and for the three and six-month periods ended June 30, 2010, and has an accumulated deficit of approximately $2.3 million at June 30, 2010. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date, the Company has financed its operations in large part through the raising of debt and equity capital.  The Company has no revolving loan agreement in place with any financial institution, so to the degree that it is unable to establish profitability through the operations of the business, it will likely continue to rely on additional debt or equity financing. As a consequence, if the Company is unable to achieve profitability or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.	Organization, basis of presentation, and management’s plans (continued):

Management's plans (continued):

The Company has recently added (or is planning to add) additional services to the business that go beyond its existing membership/research/conferencing model. For example, the Company entered into an agreement and plan of merger in July 2010, which may result in a new business segment if that transaction is successfully consummated, of which there can be no assurance (Note 9).

These new services have added considerable overhead and cost to the original business plan, which have contributed to the Company’s losses to this point.  While management believes the new services will eventually make positive contributions to the Company, if management deems that assessment to be inaccurate, or if the time frame in which that occurs extends beyond the Company’s ability to raise additional capital or its desire to incur additional dilution, it may decide to exit these new services.  While the Company believes that it has the flexibility to scale the Company’s operations back to the original legacy business model and operate it profitably, a decision of that nature could prove adverse.  The Company will continually assess these new services in terms of their contributions and capital requirements relative to the Company’s need and ability, if necessary, to access additional capital to support them.

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

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk primarily through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. The Company grants varying payment terms to its customers. Payment terms for valuation reports prepared and sold by the Company typically require a portion of the fee to be paid up front, and the remaining amount due upon report delivery (typically within 45 days of the up-front payment).  Payment terms for memberships vary but generally, are either paid up-front, which includes a small discount, or are paid monthly over the term of the membership. The majority of the accounts receivables are generated from the Issuer Profile Contracts.   These contracts are either paid in full with cash or stock or in monthly payments spread over the life of the contract.  For contracts that are executed with stock from the issuer, a receivable is set-up until the stock certificates have been received or transferred.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Accounts receivable and concentration of credit risk (continued):

Five customers comprise approximately 94% of accounts receivable at June 30, 2010; each customer balance represents approximately 39%, 21%, 14%, 14%, and 10% of the total. Accounts receivable as of December 31, 2009 are due from four customers; each customer balance represents approximately 42%, 23%, 13%, and 10% of the total.  One customer comprised approximately 12% of revenue for the three months ended June 30, 2010. There was no individually significant customer for the six months ended June 30, 2010.

Ongoing credit evaluations of customers’ financial condition are performed, although collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. No allowance was considered necessary as of June 30, 2010 and December 31, 2009.

Marketable securities:

During the six months ended June 30, 2010, the Company accepted equity-based compensation from certain clients as consideration for services.  This equity-based compensation is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to ASC 505-50 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-08, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services).

The Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in the current period’s operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

Cost method investments:

Beginning in the quarter ended June 30, 2010, the Company accepted equity securities of certain clients for which there is no public market in these clients’ securities.  These non-marketable equity securities of these companies, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  Decrease in fair value below the recorded value is recognized as losses when the decrease is determined to be an other than temporary impairment.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

2.      Significant accounting policies (continued):

Debt securities and derivative warrants:

During the six months ended June 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being amortized to interest income over the respective terms of the notes. Warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available for sale warrant securities are recognized in other comprehensive income (loss).

Financial instruments:

At June 30, 2010, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.  The fair value of receivables and convertible notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.

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

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Companies to determine such fair value.

	Fair value measurement as of
	June 30, 2010
	Level 1	Level 2	Level 3
Cash	$324,574	$-	$-
Investment in marketable client securities	764,112	-	-
Investment in debt securities	-	-	56,517
Investment in cost investments	-	-	215,000
Investment in warrants	-	-	23,814

	Fair value measurement as of
	December 31, 2009
	Level 1	Level 2	Level 3
Cash	$514,883	$-	$-
Bank time deposits	-	50,000	-

Revenue recognition:

The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Accounting Standards Codification (ASC) 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. Membership service contracts typically consist of multiple deliverables, including web-based services over the membership term and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's price sold on a stand-alone basis. For valuation products that are sold to customers, such as valuation reports, revenues are recorded upon delivery and acceptance of the product to the customer. Deferred revenue represents contractual billings in excess of revenue recognized.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Revenue recognition (continued):

In March 2010, the Company began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party products are typically recorded on a net basis.  Fees paid to third parties for their products during the six months ended June 30, 2010 were $122,000 and were reflected as a reduction in net revenue on the consolidated statements of operations.

Income taxes:

For the six month periods ended June 30, 2010 and 2009, the Company generated net operating losses that give rise to deferred tax assets.  The Company also has deferred tax assets from net operating losses generated from AAEX that are subject to certain limitations.  The Company recorded a 100% valuation allowance against these deferred tax assets as management does not believe realization of such related deferred income tax assets is more likely than not at this time.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants aggregating 4,592,453 and 4,251,567 as of June 30, 2010 and 2009, respectively (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio), have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

3.	Property and equipment:

As of June 30, 2010 and December 31, 2009, property and equipment consists of the following.

	June 30, 2010	December 31, 2009
Website development	$223,566	$223,566
Furniture and fixtures	30,635	9,256
Equipment	18,532	4,210
	272,733	237,032
Less accumulated depreciation and amortization	(45,110)	(21,138)
	$227,623	$215,894

During the quarter ended June 30, 2010, management made a decision to reclassify $14,336 of equipment previously presented as assets held for sale to property and equipment, due to management’s intention to utilize such equipment in operations.  Depreciation and amortization expense on property and equipment for the three and six month periods ended June 30, 2010 and 2009 was $11,980, $23,972, $276 and $276, respectively.

4.	Intangible assets:

At December 31, 2009, intangible assets with a carrying value of $12,500 consist of customer contracts and related customer relationships acquired from EdgeWater on March 11, 2009. This intangible asset was fully amortized in 2010.

5.	Investments:

Investment in marketable securities:

Investment in marketable securities consist of shares of companies that are traded on an exchange.  The cost, gross unrealized holding gains and losses, and fair value of these available-for sale securities as of June 30, 2010, are as follows:

		Goss unrealized holding		Fair value
	Costs	Gains	Losses
Available-for-sale:
Marketable securities	$778,500	$145,647	$(160,035)	$764,112

Cost method investments:

During the six months ended June 30, 2010, the Company accepted non-marketable equity securities in lieu of cash from three privately-held companies (customers).  The Company has no ability to exercise significant influence over these companies, and these companies’ securities are not traded on an exchange or considered readily marketable; therefore, these investments are accounted for under the cost method.  As of June 30, 2010, cost method investments totaled $215,000.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

5.      Investments (continued):

Debt securities and warrants:

During the six months ended June 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies for $50,100 cash. The convertible promissory notes have a total face amount of approximately $50,000 and have a stated interest rate of 8% per annum.  Interest is due quarterly.  Notes for approximately $25,000 are due in February 2012, and may be converted whole or in part at any time for $0.20 per share. Notes for the remaining $25,000 are due in December 2012, and may be converted whole or in part into shares of common stock at $1.60 per share.  The amortized cost of these debt securities is $36,517 as of June 30, 2010.

In addition to the convertible notes, the Company received warrants to purchase up to 12,500 shares of common stock exercisable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of restricted common stock of the other company exercisable at $0.50 per share. The warrants are exercisable immediately and have a term of five years.

The Company allocated the purchase price between the debt securities and warrants based on the fair value of the instruments on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The discount on the notes (approximately $13,500 at June 30, 2010) is being amortized to interest income over the term of the notes.

In April 2010, the Company purchased $20,000 of 9% senior secured notes, originally due on August 9, 2010.  The debtor has the option to extend (and did extend) the maturity date by up to 60 days.  The Company has recorded the investment at cost which, due to its short duration, approximates its fair value.

6.	Convertible notes payable:

In March 2009, AMI initiated a private placement of convertible promissory notes. AMI received $500,000 in this placement of promissory notes between May and June 30, 2009. Subsequent to June 30, 2009, AMI issued an additional $87,800 in convertible promissory notes. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of AMI’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which AMI (now the Company) is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).  The Company determined that the notes did not have any beneficial conversion features, as the conversion price equaled or exceeded the estimated fair value of the Company’s common stock at the measurement date of each issuance. During the year ended 2009, notes for $350,300 were converted into 1,167,667 shares of common stock. During the six months ended June 30, 2010, an additional $37,500 was converted into 325,849 shares of common stock (the number of shares issued upon conversion was adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

7.	Lease commitment:

The Company’s previous office lease expired in June 2010.  Therefore, in May 2010, the Company entered into a new office lease that expires in December 2015, with the option to extend for five additional years, and requires lease payments of approximately $3,400 per month for the first year, escalating up to approximately $4,700 per month in the fifth year.

Lease expense was approximately $15,800 during the three months ended June 30, 2010 (none during the three months ended June 30, 2009), and approximately $33,200 and $26,600 for the six month periods ended June 30, 2010 and 2009, respectively.

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

On March 1, 2010, the Company initiated a private placement for the sale of up to 3,000,000 shares of common stock for $1.00 per share. Through June 30, 2010, the Company sold 740,000 shares of common stock for total proceeds of $740,000 of which, $30,000 represents a subscription receivable at June 30, 2010 (collected on July 1, 2010).  Subsequent to June 30, 2010, the Company sold an additional 90,000 shares of common stock for total proceeds of $90,000.

Stock options:

Effective March 11, 2009, AMI established the AMI 2009 Stock Option Plan (the “Plan") covering up to 2,603,000 shares of the Company’s common stock (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).  The Plan was assumed by the Company upon AMI becoming a wholly owned subsidiary (at which time all references to AMI common stock in the Plan were deemed to reference the Company’s common stock). Any employee, consultant or Director of the Company is eligible to participate.  The exercise  prices  of  the  options  granted  are  determined  by  the  Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years.

The Company granted stock options to purchase up to 150,000 shares of common stock during the six months ended June 30, 2010 to two employees.  In addition, upon the resignation of the Company’s former CEO, a portion of his options that otherwise would have been forfeited if not exercised within 90 days of his resignation, were deemed vested on August 1, 2010.  The additional expense for stock-based compensation recorded during the six-months ended June 30, 2010 due to the accelerated terms for the former CEO was approximately $73,000.

The compensation cost that has been included as a charge to general and administrative expense in the statement of operations for stock-based compensation regarding stock options was $77,160 and $104,807 for the three and six months ended June 30, 2010, respectively and $0 and $1,600 for the three and six-months ended June 30, 2009, respectively. As of June 30, 2010, there was approximately $120,400 of unrecognized compensation costs related to non-vested stock options. The cost is expected to be recognized over a weighted average period of one year.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

8.	Stockholders’ equity (continued):

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the six- months ended June 30, 2010 was $0.40 per share.  The assumptions utilized to determine the fair value of options granted during the six-months ended June 30, 2010, are as follows:

Risk free interest rate	2.02%
Expected volatility	96%
Expected term	5 years
Expected dividend yield	0

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding. The expected volatility is based on the historical price volatility of the common stock of similar companies. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

The following table sets forth the activity in the Company's Plan for the six months ended June 30, 2010:

	Shares under option		Weighted average exercise price		Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2010	1,796,070	*	$0.28	*
Granted	150,000		$2.00
Exercised	0		$-
Forfeited/cancelled	(130,150)		$0.29
Outstanding at June 30, 2010	1,815,920		$0.42		2.54 years	$225,527
Exercisable at June 30, 2010	1,044,717		$0.27		3.05 years	$149,524

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

8.	Stockholders’ equity (continued):

Stock options (continued):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2010.

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2010:

	Number of options	Weighted- average grant date fair value
Non-vested options outstanding at January 1, 2010	1,057,469 *	$0.18	*
Granted	150,000	$0.19
Vested	(315,339)	$0.23
Forfeited/cancelled	(120,927)	$0.21
Non-vested options outstanding at June 30, 2010	771,203	$0.12

*Adjusted to reflect the terms of the Agreement and its prescribed exchange ratio.

On August 2, 2010 pursuant to its 2009 Stock Option Plan, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to its newly appointed Chief Executive Officer/Chief Financial Officer.  The option is exercisable at $0.65 per share and is exercisable for a three year term.  125,000 of the shares underlying the option vested immediately upon grant and the remaining 875,000 shares vest quarterly on a pro rata basis over a two year term.

Warrants and other equity transactions:

During the six-months ended June 30, 2010, existing warrants to purchase approximately 360,000 shares of common stock vested, and approximately $112,000 was recognized as selling and marketing expenses.

Prior to the merger transaction in 2007, AAEX issued warrants to purchase 200,000 shares of AAEX common stock at a price of $0.01 per share. In March 2010, these warrants were exercised and the Company received cash of $2,000.

During the period from January 1, 2009, through March 10, 2009, the sole member of the Predecessor incurred expenses on behalf of the Predecessor (such as compensation for services and rent) for no consideration. These amounts, which totaled approximately $32,000, have been accounted for as expense, and as an increase in member’s equity in 2009.

9.	Related party services agreement and plan of merger:

Management services agreement:

On May 18, 2010, the Company signed a management services agreement (“Management Agreement”) with World Wide Premium Packers, Inc. (“WWPP”).  The Management Agreement calls for the Company to perform management services, including chief executive officer and chief

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

9.	Related party services agreement and plan of merger (continued):

Agreement and Plan of Merger (continued):

financial officer functions on a fixed-contract basis on behalf of WWPP.  The fee for these services is $75,000 per month.  For the three and six months ended June 30, 2010, the Company recognized $112,500 in management services fees.  As of June 30, 2010, the Company has a receivable of $37,500 from WWPP.  The Company received this amount in July 2010.  The Company’s Co-Chairman is an officer, director, and significant shareholder of WWPP.

Agreement and Plan of Merger:

As disclosed in a Form 8-K filed by the Company on July 29, 2010, on July 23, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “WWPP Agreement”) with WWPP, and AMHC Acquisition Corp., a newly-formed, wholly-owned subsidiary of the Company.

WWPP is an early-stage, business enterprise located in Colorado Springs Colorado.  WWPP intends to procure, process, and market premium meat products.  The Company understands that WWPP has entered into a licensing agreement with Pat Boone that grants WWPP a perpetual exclusive world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.  The Company is to acquire all of WWPP’s common stock in exchange for approximately 398,000 shares series A preferred stock – although the rights and preferences of the series A preferred stock have not yet been finalized.  Upon the closing of the transaction, WWPP is to be a wholly-owned subsidiary of the Company.

The WWPP Agreement may be terminated under certain circumstances, including if the merger transaction is not completed by November 30, 2010, (so long as the terminating party is not the cause of the transaction not being completed by that date).  The WWPP Agreement also sets forth a number of additional conditions precedent for the completion of the transaction, and contains other standard provisions for transactions of this nature, including standard representations, warranties and covenants.  There can be no assurance that the Company will be able to meet the conditions precedent to the transaction contemplated by the WWPP Agreement.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

              This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 8-K/A dated February 24, 2010 and subsequent reports we have filed with the Securities and Exchange Commission.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Company Overview; Plan of Operation

Effective May 11, 2010 the registrant’s name was changed under Colorado law to Accredited Members Holding Corporation (the “Company”).  Prior to May 11, 2010 the Company’s name was Across America Real Estate Exchange Inc. (“Across America”). However, because the Company believes it will primarily focus its operations on the business operations of its wholly owned subsidiary Accredited Members, Inc. (“AMI”) its Board of Directors determined it was appropriate to change the Company’s name so that it more accurately reflected the Company’s current and proposed business operations.

On February 24, 2010, Across America entered into an Agreement and Plan of Merger and Reorganization with AMI pursuant to which AMI merged within and into a company subsidiary and was the survivor in that transaction (the “Merger Transaction”).  As a result of the Merger Transaction AMI became a wholly owned subsidiary of Across America, and thus is currently a wholly owned subsidiary of the Company.  As a result of the Merger Agreement, each issued and outstanding share of AMI common stock was converted into the right to receive 2.603 shares of Across America common stock, and Across America issued a total of 25,554,010 shares of common stock to effect the Merger Transaction.  At the time of the transaction, Across America was not engaged in active business operations and only had nominal assets.

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

Summary of AMI Plan of Operations

            AMI is intended to fill a unique niche by providing institutional and individual investors with proprietary research on “small-cap” or “micro-cap” companies (i.e. companies that have a market capitalization of $300 million or less).  The Company, through AMI, is a publisher of investment related research and information regarding microcap companies, provides online social networking, and holds conferences intended for individuals and companies to identify and build relationships. AMI’s process of doing this utilizes primarily two components:

1.           The Site.  AMI has, and is continuing to develop its website (www.accreditedmembers.com) which is intended to serve as a financial research site and enhancement tool (the “Site”).   The Site went live in July 2009 and is intended to provide affluent investors an on-line community to help generate and research new investment ideas.  AMI currently provides three types of accesses through the Site. Members can choose to have full access to the website and all its features either with an annual membership or monthly. An Issuer obtains access to the website to post a written profile, a company video and other presentations. The issuer chooses to post the profile for 90, 180 or 360 days.

2.           Investment Conferences.  AMI organizes and hosts investment conferences several times throughout the year across the country. Members to the Site as well as other persons may register to attend these conferences.   Subscribing profile issuer/clients to the Site are given the opportunity to either present a 30 minute overview of their business to conference attendees and/or to have a conference/exhibitors table (depending on their paid contracted service).  During 2009 AMI hosted one conference.  AMI hosted one investment conference during the quarter ended March 31, 2010, and two conferences in the quarter ended June 2010.  The Company intends to host an additional conference during the balance of its fiscal 2010.

AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies.  This research is proprietary in that AMI provides it exclusively to its paid members.  Further, AMI sells business valuation reports that it prepares for non-public issuer/customers.  Starting in the first quarter of 2010, AMI began distributing to current and prospective clients a publication intended to promote its business and to provide general information regarding the market and financial news.  Although AMI may later attempt to generate advertisement or other revenues through this publication, it currently is distributed primarily for promotional purposes.  The Company also intends to launch a newsletter in the second half of fiscal 2010, which it intends to distribute to both paid members and “free” members.

AMI Management; Other Business Operations

The Company recently began a new business component which it currently refers to as “AMI Management”.  Its intent is to establish AMI Management as a wholly owned subsidiary.  The Company intends to provide fee based management services through AMI Management to assist certain private companies with the advancement of their business plans.  The Company believes that that many small private companies are formed by entrepreneurs with deep aptitudes in the technical aspects of their relevant businesses, but with limited expertise in other aspects of the business,  such as access to potential marketing relationships, various outsourcing opportunities, management and reporting infrastructure/controls, capital formation and structure and a host of others. The Company’s experience has been that many small private companies indeed develop products, services or other viable business opportunities with considerable promise, yet they ultimately fail because they lack certain key components necessary to advance their plans to the point of success.  The Company believes that its founders and staff possess aptitudes in many of those areas, as well as considerable relationships with both its members and others enterprises operating in various other relevant areas.  The Company also believes these things place it in a position where it can provide marked value to private companies who lack some of those critical components.  The management services approach may allow the Company to leverage and monetize those relationships by perhaps contracting with some of its members or others it may know to help execute the portions of the business that the private company operators may not be able to execute on their own.

As part of the management services, the Company intends to provide under the AMI Management umbrella, on May 18, 2010, the Company entered into a management services agreement with World Wide Premium Packers, Inc (“WWPP”) and started providing these services as of  as of that date.  Through this agreement the Company is providing WWPP certain administrative and other corporate management services including the administration and implementation of accounting and general financial book-keeping functions, the coordination of certain sales and marketing activities, and standard investor relations services.   WWPP is a new business enterprise and  expects to engage  in the business of marketing and selling prime and high choice meats using the name and likeness of Pat Boone that are produced by third party packing facilities.  J.W. Roth, the Co-Chairman of the Company’s Board of Directors is also an officer, director and significant shareholder of WWPP.

In addition to the services the Company intends to provide under the AMI Management umbrella, the Company may also from time to time seek to develop or acquire other businesses that it believes are congruent with the aptitudes of its founders and staff. In terms of acquisitions, the Company believes that its activities through AMI as well as the services offered under AMI Management may provide a conduit for future acquisition candidates.  As part of this strategy, on July 23, 2010 the Company entered into an Agreement and Plan of Merger and Reorganization (the “WWPP Agreement”) with WWPP, and AMHC Acquisition Corp. The closing of the transaction described in the WWPP Agreement is subject to various conditions precedent and there can be no assurance that the Company will be able to successfully close the transaction.  If this transaction described by the WWPP Agreement is completed, WWPP will become a wholly owned company subsidiary.

Results of Operations

As noted above, AMI was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from Edgewater.   AMI had no operations from its formation date to the date of the Edgewater acquisition which occurred on March 11, 2009.  The financial statements included in this Quarterly Report for the period from January 1, 2009 through March 10, 2009 reflect the results of operations of EdgeWater. The financial statements for all periods subsequent to March 10, 2009 reflect the results of operations of AMI, the Company’s wholly owned subsidiary.   The Company (i.e. AMI) had limited operations during the three and six month periods ended June 30, 2019, as it was primarily focusing on organizational activities.  Thus, the Company’s results of operations during the periods ended June 30, 2010 may not provide a meaningful comparison against the Company’s results of operations for the periods ended June 30, 2009.

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

For the six months ended June 30, 2010, the Company recognized a net loss of $(718,027).  This net loss was primarily the result of a significant amount of expenditures, which were primarily associated with the delivery of three conferences, two of which occurred in second quarter.  Additionally, significant expenditures were made in order to market products and services to its prospective clients. During the six months ended June 30, 2010, the Company’s operating expenses included $1,026,125 of general and administrative expenses.  These expenses primarily included reoccurring corporate costs (such as payroll and related expenses), costs incurred to negotiate and complete the Across America merger transaction (including accounting and legal fees), as well as in part to expenditures related to the initiation of the AMI Management business component,.  General and administrative expenses for the six months ended June 30, 2010 also included approximately $216,636 of (non-cash) stock based compensation of which approximately $72,790 was related to the resignation of the Company’s former CEO/CFO during the quarter ended June 30, 2010 and the Company’s agreement to amend the terms of a stock option he held at the time of his resignation.   Additionally, the Company incurred $336,257 in selling and marketing expenses during the six month period ended June 30, 2010, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its publication.

During the quarter ended June 30, 2010, the Company recognized $772,885 in net revenue, and during the six months ended June 30, 2010 the Company generated $1,039,160 in net revenue. These revenues were primarily generated through issuer profile clients and the investment conferences hosted by the Company.  To date, the Company has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  During the quarter ended June 30, 2010 the Company recognized an additional $112,500 in “Related Party” management fees associated with its managed service contract with WWPP (presented as other income).

           When compared to the three and six month periods ended June 30, 2009, the Company generated significantly more revenue during the 2010 periods.  However, during the six month period ended June 30, 2010 the Company incurred significantly greater operating costs when compared to the comparable periods in 2009 which contributed in part to its net losses during the 2010 periods.  As noted, through June 30, 2010, AMI’s activities were primarily organization in nature and it had not yet begun to engage in significant revenue generating activities or active business operations.

Many of the Company’s (revenue) contracts involve services that may be provisioned at varying times over the life of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, most of the revenues the Company will ultimately recognize will first be recorded as “deferred revenue” (a current liability on the balance sheet).  As the Company delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below.

Liquidity and Capital Resources

As of June 30, 2010 the Company had working capital of $480,850 and had $324,574 of cash and cash equivalent assets.  Working capital at December 31, 2009 was $533,270 and cash and cash equivalent assets were $564,883.  However, the Company’s total assets and current assets increased as of June 30, 2010 when compared to December 31, 2009.  In large part, the decrease in cash and cash equivalent assets from December 31, 2009 to June 30, 2010 was offset by the increase in the marketable securities held as of June 30, 2010, and as further described below, the decrease in working capital from December 31, 2009 to June 30, 2010 was primarily the result of the significant increase in deferred revenue as of June 30, 2010.

The Company’s largest liability as of June 30, 2010 is $612,892 of deferred revenue.  As of December 31, 2009 the Company had $239,117 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, membership agreements (for both individuals and profile clients) typically require a partial up-front payment and require the Company to deliver services such as access and services through the Site and the ability to participate in conferences. Deferred revenue increased by $373,775 as of June 30, 2010 from December 31, 2009.  This increase is primarily due to the Company entering into agreements and collecting cash and equity compensation during the six month period, but which the Company has not fully delivered all purchased services.  The Company expects to fully deliver such services within one year.

During the quarter ended June 30, 2010 the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $705,000.  This number does not include the managed service contract signed with WWPP, which calls for monthly payments to the Company of $75,000 each.  During the six months ended June 30, 2010 the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $1,537,000. However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

Included in the Company’s current assets as of June 30, 2010 is $764,112 of marketable securities, whereas as of December 31, 2009 the Company did not hold any marketable securities.  During the quarter and six months ended June 30, 2010, the Company accepted equity based compensation from certain clients as consideration for services.  When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  In part, at times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities.  However, when the Company accepts securities it potentially subjects itself to a weaker liquidity position as well as to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity based consideration from certain of its clients, it is not principally engaged in the business of investing, reinvesting, owning, holding, or trading in securities.

Further, the Company’s assets as of June 30, 2010 included investment in debt and equity securities of $271,517.  During the six months ended June 30, 2010 the Company acquired three promissory notes and two warrants from two public companies and one private company in private placement transactions.    These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

As noted above, the Company had a net loss during 2009 as well as through the quarter and six month period ended June 30, 2010.  Further, as of June 30, 2010 the Company had an accumulated deficit of approximately $2,307,083.  Although AMI began generating revenues through the Site in June 2009, and starting in the second half of 2009 began generating revenues through investment conferences, in large part it has funded its operations through funds raised through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the six months ended June 30, 2010 the Company closed on $740,000 in a private placement transaction through the sale of its equity securities.  The Company expects to continue seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s (i.e. AMI’s) financial statements as of, and for the year ended, December 31, 2009, includes an explanatory paragraph discussing that these conditions raise substantial doubt about AMI’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

The Company believes that the proceeds from the issuance of its securities, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses for at least through the balance of fiscal 2010.  However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period.  As noted above, the Company anticipates that it will need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

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

    Available for sale and cost Investments:

    Investment Securities

Our investment securities include available-for-sale securities and other investment securities and are classified in the consolidated balance sheets based on the nature of the security and the availability for use in current operations.

                Our available-for-sale securities are recorded at fair value, based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on our portfolio of available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized. Our other investment securities are accounted for under the cost method and recorded at the lower of fair value or cost.

               We recognize an impairment charge on our available-for-sale and cost method investments when the decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, we would recognize the entire impairment in earnings. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Significant judgment is required in determining the fair value of investment securities in inactive markets as well as determining when declines in fair value constitute an other-than-temporary impairment. We consider various factors in determining whether to recognize an impairment charge, including the current financial and credit market environment, the financial condition and near-term prospects of the issuer of the security, the magnitude of the loss compared to the cost of the investment, the length of time the investment has been in a loss position and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value.

                Realized gains or losses are determined on a specific identification basis and reported in interest and other income, net, as incurred.

    Debt securities and derivative warrants:

    During the six months ended June 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies and one private company. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being amortized to interest income over the term of the notes. The warrants are considered to be derivative instruments and are recorded as an asset measured at their fair value, with changes in the fair value recognized currently in earnings (loss).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the person serving as our Chief Executive Officer and Chief Financial Officer. Based upon and as of the date of that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

    Our management intends to implement corrective actions where required to improve our disclosure controls and procedures and our internal controls.  Specifically, effective August 1, 2010 the Company hired a new person to serve as its Chief Financial Officer and may hire additional personnel to help implement additional controls and procedures to improve the financial closing process and the process by which we accumulate and prepare the disclosure of the information in reports we file with the Securities and Exchange Commission.  However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

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

Internal Control Over Financial Reporting

Effective June 1, 2010 the person serving as the Company’s principal executive officer and principal financial officer resigned from those positions for personal reasons.   The Company appointed two members of its Board of Directors to assume those roles, J.W. Roth (as principal executive officer) and David Lavigne (as principal executive officer).  Messrs. Roth and Lavigne served in these positions through July 2010 when the Company hired a new person to serve as its Chief Financial Officer and Chief Executive Officer.  Except for these changes with respect to our executive officers, there were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and the Company is not aware of any such proceedings that are being contemplated.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Current Report on Form 8-K dated February 24, 2010 and the Company’s Quarterly Report for the quarter ended March 31, 2010 except as set forth below:

Because the Company has accepted securities from certain clients in consideration for services and otherwise holds securities issued by non-related companies, the Company has less liquidity, is subject to certain risks associated with holding securities, and could be subject to additional regulation.

 Starting in the quarter ended March 31, 2010 the Company accepted securities from certain clients in consideration for services and also acquired certain securities from issuers.  During the quarter ended June 30, 2010 the Company continued to accept securities from certain clients in consideration for services and as of June 30, 2010 the Company’s marketable securities constituted its largest assets.   Accepting securities in lieu of cash payments provides the Company less liquidity and subjects it to risks associated with holding securities (including market price fluctuations and potentially a lack of liquidity for the securities).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the Investment Company Act of 1940, if the Company would be deemed an investment company (as a result of the marketable securities it owns) we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended June 30, 2010 or subsequently and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

On August 2, 2010 pursuant to its 2009 Stock Option Plan, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to its newly appointed Chief Executive Officer/Chief Financial Officer.  The option is exercisable at $0.65 per share and is exercisable for a three year term.  125,000 of the shares underlying the option vested immediately upon grant and the remaining 875,000 shares vest quarterly on a pro rata basis over a two year term. To the extent this option grant constituted a sale of equity securities, the Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 for this option grant.  No commissions or other remuneration was paid in connection with this option grant.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Document

10.1	Management Services Agreement between Accredited Members Holding Corporation and World Wide Premium Packers, Inc. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Labertew Chief Executive Officer and Chief Financial Officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Labertew, Chief Executive Officer and Chief Financial Officer).

(1)            Incorporated by reference from Current Report on Form 8-K dated May 18, 2010.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION

Date: August 20, 2010	By:	/s/ Mark Labertew
Mark Labertew Chief Executive Officer and Chief Financial Officer