Form 10-Q
period 2010-09-30
Accredited Members Holding Corp
filed 2010-11-15
CIK 1388132

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

There were 29,649,857 shares of the issuer's common stock, par value $0.001, outstanding as of November 15, 2010.

ACCREDITED MEMBERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

ACCREDITED MEMBERS HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$687,593	$564,883
Accounts receivable, net	438,500	143,570
Accounts receivable, related party	38,702	-
Prepaid expenses and other	38,455	99,244
Assets held for sale	-	14,336
Investment in marketable securities	651,422	-
Subscription receivable	-	10,000
Total current assets	1,854,672	832,033

Property and equipment, net	213,862	215,894
Intangible assets, net	-	12,500
Cost investments	230,000	-
Investment in debt securities	39,140	-
Investment in derivative warrants	24,624	-
Deposits and other assets	6,294	-
	513,920	228,394
Total assets	$2,368,592	$1,060,427

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$98,745	$16,671
Accrued expenses	178,716	42,975
Deferred revenue	684,493	239,117
Total current liabilities	961,954	298,763
Convertible notes payable:
Related parties	100,000	100,000
Other	100,000	137,500
Deferred rent liability	12,075	-
	212,075	237,500
Total liabilities	1,174,029	536,263

Shareholders' equity:
Preferred stock; $0.10 par value;
Authorized shares - 1,000,000 shares
Issued and outstanding shares - none	-	-
Common stock; $0.001 par value;
Authorized shares - 50,000,000 shares
Issued and outstanding shares - 30,959,859 and 29,659,859
(2010) and 25,554,014 (2009)	29,660	25,554
Additional paid-in capital	3,754,309	2,087,666
Other comprehensive loss	(37,861)	-
Accumulated deficit	(2,551,545)	(1,589,056)
Total shareholders' equity	1,194,563	524,164
Total liabilities and shareholders' equity	$2,368,592	$1,060,427

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Successor Company				Predecessor Company
	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009	January 1 through March 10, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$706,180	$133,200	$1,745,341	$133,257	$125,690
Cost of revenue	180,476	136,511	679,570	138,910	63,248
Gross profit (loss)	525,704	(3,311)	1,065,771	(5,653)	62,442
Operating expenses:
General and administrative	685,460	218,157	1,711,631	455,869	35,265
Selling and marketing	121,357	431,255	457,614	495,790	-
Total operating expenses	806,817	649,412	2,169,245	951,659	35,265
Operating (loss) income	(281,113)	(652,723)	(1,103,474)	(957,312)	27,177
Other income (expense):
Interest expense:
Related parties	(2,500)	(2,291)	(7,500)	(4,259)	-
Other	(2,500)	(9,469)	(8,241)	(11,217)	-
Gain (loss) on value of derivative warrants	1,075	-	(1,700)	-	-
Impairment of marketable securities	(187,000)	-	(187,000)	-	-
Related party management fees	225,000	-	337,500	-	-
Other income	2,575	486	7,926	486	-
	36,650	(11,274)	140,985	(14,990)	-
Net (loss) income	(244,463)	(663,997)	(962,489)	(972,302)	27,177

Other comprehensive loss:
Unrealized loss from available for sale securities	(33,212)	-	(37,861)	-	-

Comprehensive (loss) income	$(277,675)	$(663,997)	$(1,000,350)	$(972,302)	$27,177

Net (loss) income per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)	$ N/A

Weighted average number of common shares outstanding	30,361,398	20,781,087	28,927,858	17,421,934	N/A

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

			Additional		Other
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	loss	Total

Balance, January 1, 2010	25,554,010	$25,554	$2,087,666	$(1,589,056)	$-	$524,164

Common stock issued in connection with AAEX merger	3,100,000	3,100	9,394			12,494

Share-based compensation			351,255			351,255

Conversion of debt to common stock	325,849	326	37,174			37,500

Sale of common stock	1,780,000	1,780	1,303,220			1,305,000

Exercise of warrants	200,000	200	1,800			2,000

Repurchase of common stock	(1,300,000)	(1,300)	(36,200)			(37,500)

Other comprehensive loss:

Unrealized loss from available for sale securities					(37,861)	(37,861)

Net loss				(962,489)		(962,489)

Comprehensive loss						(1,000,350)

Balance, September 30, 2010	29,659,859	$29,660	$3,754,309	$(2,551,545)	$(37,861)	$1,194,563

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Predecessor
	Successor company		company
	Nine months	March 11,	January 1,
	ended	through	through
	September 30,	September 30,	March 10,
	2010	2009	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(962,489)	$(972,302)	$27,177
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization expense	51,352	46,754	-
Stock-based compensation expense	351,255	315,947	-
Impairment on marketable securities	187,000	-
Company expense paid by related party	-	40,000	-
Bad debt expense	10,000	-	-
Loss on value of derivative warrants	1,700	-	-
Accretion of discount on debt securities	(5,148)	-	-
Contribution of services by member	-	-	32,000
Changes in operating assets and liabilities:
Accounts receivable	(343,632)	(16,600)	3,480
Prepaid expenses and other	65,995	-	-
Accounts payable	81,574	23,763	(22,407)
Accrued expenses	135,741	9,870	-
Deferred revenue	(641,123)	80,800	(1,382)
Deferred rent liability	12,075	-	-
Net cash (used in) provided by operating activities	(1,055,700)	(471,768)	38,868
Cash flows from investing activities
Purchase of debt and equity securities	(80,100)	-	-
Cash acquired in reverse acquisition	11,494	-	-
Purchase of property and equipment	(22,484)	(224,496)	-
Net cash used in investing activities	(91,090)	(224,496)	-
Cash flows from financing activities
Proceeds from debt offering	-	587,800	-
Proceeds from exercise of warrants	2,000	-	-
Proceeds from issuance of common stock, including 2009 subscription	1,305,000	470,000	-
received in 2010	1,305,000	470,000	-
Purchase of treasury stock	(37,500)	-
Contributions from member	-	-	25,000
Payments on line of credit	-	-	(1,410)
Distributions to members	-	-	(61,000)
Decrease in bank overdraft	-	-	(900)
Net cash provided by (used in) financing activities	1,269,500	1,057,800	(38,310)

Net increase in cash and cash equivalents	122,710	361,536	558

Cash and cash equivalents, beginning	564,883	-	-

Cash and cash equivalents, ending	$687,593	$361,536	$558

Supplemental disclosure of non-cash investing and financing activities
Acquisition of customer contracts and relationships from predecessor
company in exchange for common stock	$-	$75,000
Common stock issued in satisfaction of related party advance payable	$-	$40,000
Conversion of notes payable to common stock	$37,500	$50,000
Common stock issued in connection with AAEX merger	$12,494	$-
Increase in investments and deferred revenue	$1,086,499	$-
Reclassification of assets held for sale to property and equipment	$14,336	$-

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.	Organization, basis of presentation, and management’s plans:

Organization:

On February 24, 2010, Across America Real Estate Exchange, Inc. (“AAEX” or “Across America”) entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Accredited Members, Inc. (“AMI”). Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity in that transaction (the “Merger Transaction”).  As such, upon closing the Merger Transaction AMI became a wholly-owned subsidiary of Across America, and Across America acquired all of the outstanding shares of AMI through the issuance of an aggregate of 25,554,010 shares of Across America common stock, with each single AMI common share being entitled to receive approximately 2.603 shares of Across America common stock.  Effective May 11, 2010, AAEX changed its name to Accredited Members Holding Corporation (the “Company”).  As used herein, the term the “Company” is intended to refer to the company as a whole on a post Merger Transaction basis.

AMI is a publisher of investment-related research and information regarding microcap companies, as well as publisher of Accredited Members magazine.  AMI also provides an online social networking website intended for high net-worth investors (www.accreditedmembers.com), provides corporate “Profiles” that include multiple types of investor-related services (including web articles, press releases and research), and holds conferences intended for individuals and companies to identify and build relationships. AMI’s process of doing this utilizes primarily two systems: an interactive website and conferences held several times throughout the year across the country. AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies (companies with a market capitalization less than $300 million), and AMI sells business valuation reports that it prepares for customers. AMI’s services are sold in the form of customer memberships, which typically have terms of 90 days up to one year.

AMI has expanded its proprietary members-only website, the primary function of which is to serve as a financial enhancement tool. The website went “live” in July 2009. AMI’s online community is designed to provide investors with a vital resource to assist in the discovery of new investment ideas, access to independent research and interaction with other successful investors. Upon joining, members must represent to AMI that they have a net worth of at least $1 million.

Beginning in the second quarter 2010, the Company began providing management services to thrid parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.  This new component represents a second operating segment of the Company.  Through September 30, 2010, this segment’s operations have not been material and did not exceed the threshold for segment reporting.

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

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.	Organization, basis of presentation, and management’s plans (continued):

Organization (continued):

At the date of the Merger Transaction, AAEX was a public shell with no significant operations. The acquisition of AMI by AAEX was recorded as a reverse acquisition based on factors demonstrating that AMI represented the accounting acquirer. The transaction is equivalent to the issuance of stock by AMI for the net monetary assets of AAEX. The historical shareholders’ equity of AMI prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AAEX and AMI common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (AMI) has been carried forward after the exchange.

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

Management's plans:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported net losses in 2009 and for the three and nine-month periods ended September 30, 2010, and has an accumulated deficit of approximately $2.6 million at September 30, 2010. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date, the Company (and previously AMI) has financed its operations in large part through the raising of debt and equity capital.  The Company has no revolving loan agreement in place with any financial institution, so to the degree that it is unable to establish profitability through the operations of the business, it will likely continue to rely on additional debt or equity financing. As a consequence, if the Company is unable to achieve profitability or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1.	Organization, basis of presentation, and management’s plans (continued):

Management's plans (continued):

During the second quarter of 2010, the Company began providing additional services that go beyond its membership/research/conferencing model.  The Company has begun providing management services to third parties.

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

In October 2010, the Company acquired a company that procures, processes and markets premium meat products (Note 9).

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
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Accounts receivable and concentration of credit risk (continued):

Four customers comprise approximately 88% of accounts receivable at September 30, 2010; these individual customer balances represent approximately 27%, 27%, 23%, and 11% of the total. Four customers comprise approximately 88% of accounts receivable as of December 31, 2009; these individual customer balances represent approximately 42%, 23%, 13%, and 10% of the total.  No individual customer accounted for more than 10% of net revenues for the nine months ended September 30, 2010 and 2009.

Ongoing credit evaluations of customers’ financial condition are performed, although collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of September 30, 2010, the allowance for doubtful accounts was $6,000, and no allowance was considered necessary as of December 31, 2009.

Marketable securities:

During the nine months ended September 30, 2010, the Company accepted equity-based compensation from certain customers as consideration for services.  This equity-based compensation is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to ASC 505-50 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-08, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services).

The Company’s investments in marketable securities are classified as available-for-sale at September 30, 2010. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. During the three months ended September 30, 2010, the Company recorded an other-than-temporary impairment charge to one of its investments in marketable securities (Note 5).   Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

Cost method investments:

Beginning in the quarter ended June 30, 2010, the Company accepted equity securities of certain customers for which there is no public market in their securities.  These non-marketable equity securities, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  Decrease in fair value below the recorded value is recognized as losses when the decrease is determined to be other than temporary impairment.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Debt securities and derivative warrants:

During the nine months ended September 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes. Warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available for sale warrant securities are recognized in other comprehensive income (loss).

Financial instruments:

At September 30, 2010, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.  The fair value of receivables and convertible notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

During the nine months ended September 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes. Warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available for sale warrant securities are recognized in other comprehensive income (loss).

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

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	September 30, 2010
	Level 1	Level 2	Level 3
Cash	$687,593	$-	$-
Investment in marketable securities	651,422	-	-
Investment in debt securities	-	-	39,140
Investment in derivative warrants	-	-	24,624

	Fair value measurement as of
	December 31, 2009
	Level 1	Level 2	Level 3
Cash	$514,883	$-	$-
Bank time deposits	-	50,000	-

Revenue recognition:

The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Accounting Standards Codification (ASC) 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. Membership service contracts typically consist of multiple deliverables, including web-based services over the membership term and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's price sold on a stand-alone basis. For valuation products that are sold to customers, such as valuation reports, revenues are recorded upon delivery and acceptance of the product to the customer. Management services revenue is recognized as services are provided.  Deferred revenue represents contractual billings in excess of revenue recognized.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

2.	Significant accounting policies (continued):

Revenue recognition (continued):

In March 2010, the Company began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party products in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party products are typically recorded on a net basis.  Fees paid to third parties for their products during the three and nine months ended September 30, 2010 were $36,875 and $158,875, respectively, and were reflected as a reduction in net revenue on the consolidated statements of operations.

Income taxes:

For the nine month periods ended September 30, 2010 and 2009, the Company generated net operating losses that give rise to deferred tax assets.  The Company also has deferred tax assets from net operating losses generated from AAEX that are subject to certain limitations.  The Company recorded a 100% valuation allowance against these deferred tax assets as management does not believe realization of such related deferred income tax assets is more likely than not at this time.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt  aggregating 5,642,453 and 4,305,796 as of September 30, 2010 and 2009, respectively (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio), have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

3.	Property and equipment: As of September 30, 2010 and December 31, 2009, property and equipment consists of the following.

	September 30, 2010	December 31, 2009
Website development	$223,566	$223,566
Furniture and fixtures	25,265	9,256
Equipment	25,021	4,210
	273,852	237,032
Less accumulated depreciation and amortization	(59,990)	(21,138)
	$213,862	$215,894

During the quarter ended June 30, 2010, management made a decision to reclassify $14,336 of equipment previously presented as assets held for sale to property and equipment, due to management’s intention to utilize such equipment in operations.  Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2010 and 2009 was $14,880, $38,852, $5,087 and $4,581, respectively.

4.	Intangible assets:

At December 31, 2009, intangible assets with a carrying value of $12,500 consist of customer contracts and related customer relationships acquired from EdgeWater on March 11, 2009. This intangible asset was fully amortized in 2010.

5.	Investments:

Investment in marketable securities:

Investment in marketable securities consists of shares of twelve unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for sale securities as of September 30, 2010, are as follows:

		Goss unrealized holding		Fair value
	Costs	Gains	Losses
Available-for-sale:
Marketable securities	$704,475	$143,933	$(196,986)	$651,422

During the three months ended September 30, 2010, the Company recognized an other than temporary impairment of one of its marketable securities by reclassifying $187,000 from other comprehensive loss (a component of stockholders’ equity) to the statement of operations.  The Company also reduced its cost basis of its investment in marketable securities by $187,000.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its cost basis. The Company evaluated the near-term prospects of the investees in relation to the severity and duration of the impairment (approximately six months or less).

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

5.	Investments (continued):

At September 30, 2010, the remaining gross unrealized loss after recognition of the other than temporary impairment was $197,000 (the aggregate fair value of the investments in an unrealized loss position was approximately $260,000 at September 30, 2010) due to a decrease in the fair value of certain marketable securities in “microcap” and “small-cap” companies and are comprised of eight investments.  Based on that evaluation and the Company’s intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these eleven investments to be other-than-temporarily impaired at September 30, 2010.

Cost method investments:

During the nine months ended September 30, 2010, the Company accepted non-marketable equity securities in lieu of cash from three privately-held companies (customers).  The Company has no ability to exercise significant influence over these companies, and these companies’ securities are not traded on an exchange or considered readily marketable; therefore, these investments are accounted for under the cost method.  The Company is not aware of events or changes in circumstances that have occurred during the nine months ended September 30, 2010, that may have a significant adverse effect on these investments. As of September 30, 2010, cost method investments totaled $230,000.

Debt securities and warrants:

During the nine months ended September 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies for $50,100 cash. The convertible promissory notes have a total face amount of approximately $50,000 and have a stated interest rate of 8% per annum.  Interest is due quarterly.  Notes for approximately $25,000, amortized cost of approximately $19,300 at conversion date, were converted in whole during the three months ended September 30, 2010 for 124,875 shares of the investee company's common stock. Notes for the remaining $25,000, amortized cost of approximately $18,400 as of September 30, 2010, are due in December 2012, and may be converted in whole or in part into shares of common stock at $1.60 per share.  $1,880 and $5,148 of accreted discounts were recognized as other income for the three and nine months ended September 30, 2010, respectively.

In addition to the convertible notes, the Company received warrants to purchase up to 12,500 shares of common stock exercisable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of restricted common stock of the other company exercisable at $0.50 per share. The warrants are exercisable immediately and have a term of five years.

The Company allocated the purchase price between the debt securities and warrants based on the fair value of the instruments on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The discount on the remaining note (approximately $6,600 at September 30, 2010) is being accreted to interest income over the term of the note.

In April 2010, the Company purchased $20,000 of 9% senior secured notes, originally due on August 9, 2010.  The debtor had the option to extend, and did extend, the maturity date to December 8, 2010.  The Company has recorded the investment at cost which, due to its short duration, approximates its fair value.

6.	Convertible notes payable:

In March 2009, AMI initiated a private placement of convertible promissory notes. AMI received $587,500 in this placement of promissory notes between May and September 30, 2009.  These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of AMI’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which AMI (now the Company) is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).  The Company determined that the notes did not have any beneficial conversion features, as the conversion price equaled or exceeded the estimated fair value of the Company’s common stock at the measurement date of each issuance. During the nine months ended September 30, 2009, notes for $125,000 were converted into 416,667 shares of common stock. During the nine months ended September 30, 2010, an additional $37,500 was converted into 325,849 shares of common stock (the number of shares issued upon conversion was adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

7.	Lease commitment:

The Company’s previous office lease expired in June 2010.  Therefore, in May 2010, the Company entered into a new office lease that expires in December 2015, with the option to extend for five additional years, and requires lease payments of approximately $3,400 per month for the first year, escalating up to approximately $4,700 per month in the fifth year.

Lease expense was approximately $13,000 and $14,700 during the three months ended September 30, 2010 and 2009, and approximately $46,100 and $22,000 for the nine month periods ended September 30, 2010 and 2009, respectively.

8.	Shareholders’ equity:

Common stock:

On March 11, 2009, the Company sold 8.9 million (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio) shares of common stock to founding shareholders in exchange for $170,000 ($0.05 per share), and an additional 2,082,400 shares in satisfaction of a $40,000 payable to a founding shareholder (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

On March 1, 2010, the Company initiated a private placement for the sale of up to 3,000,000 shares of common stock for $1.00 per share. Through July 17, 2010, the Company sold 830,000 shares of common stock for total proceeds of $830,000.  On July 26, 2010, the Company initiated a private placement for the sale of up to 4,000,000 shares of common stock for $0.50 per share.  Through September 30, 2010, the Company sold 950,000 shares of common stock for total proceeds of $475,000.

Stock options:

Effective March 11, 2009, AMI established the AMI 2009 Stock Option Plan (the “Plan") covering up to 2,603,000 shares of the Company’s common stock (adjusted to reflect the terms of the AAEX Agreement and its prescribed exchange ratio).  The Plan was assumed by the Company upon AMI becoming a wholly owned subsidiary (at which time all references to AMI common stock in the Plan were deemed to reference the Company’s common stock). Any employee, consultant or Director of the Company is eligible to participate. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years.  In October 2010 the Company’s Board of Directors adopted an amendment increasing the number of shares reserved under the Plan to 7,000,000 shares of common stock, although such amendment is subject to shareholder approval.

The Company granted stock options to purchase up to 1,200,000 shares of common stock during the nine months ended September 30, 2010 to three employees.  In addition, upon the resignation of the Company’s former Chief Executive Officer, a portion of his options that otherwise would have been forfeited if not exercised within 90 days of his resignation, were deemed vested on August 1, 2010 and exercisable through August 1, 2013. The additional expense for stock-based compensation recorded during the nine-months ended September 30, 2010 due to the accelerated terms for the former Chief Executive Officer was approximately $131,000.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8.	Shareholders’ equity:

Stock options (continued):

The compensation cost that has been included as a charge to general and administrative expense in the statement of operations for stock-based compensation regarding stock options was $104,100 and $209,300 for the three and nine months ended September 30, 2010, respectively, and $14,400 and $15,900 for the three and nine-months ended September 30, 2009, respectively. As of September 30, 2010, there was approximately $206,000 of unrecognized compensation costs related to non-vested stock options. The cost is expected to be recognized over a weighted average period of one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the nine- months ended September 30, 2010 was $0.20 per share.  The assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2010, are as follows:

Risk free interest rate	0.85-1.6%
Expected volatility	96-104%
Expected term	3-5 years
Expected dividend yield	0

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

The following table sets forth the activity in the Company's Plan for the nine months ended September 30, 2010:

	Shares under option		Weighted average exercise price		Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at January 1, 2010	1,796,070	*	$0.28	*
Granted	1,200,000		$0.82
Exercised	0		$-
Forfeited/cancelled	(130,150)		$0.75
Outstanding at September 30, 2010	2,865,920		$0.50		3.23 years	$18,839
Exercisable at September 30, 2010	1,773,364		$0.32		2.26 years	$38,362

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8.	Shareholders’ equity (continued):

Stock options (continued):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2010.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2010:

	Number of options	Weighted- average grant date fair value
Non-vested options outstanding at January 1, 2010	1,057,469 *	$0.18	*
Granted	1,043,750	$0.19
Vested	(1,045,608)	$0.20
Forfeited/cancelled	(120,927)	$0.21
Non-vested options outstanding at September 30, 2010	934,684	$0.19

           *Adjusted to reflect the terms of the Agreement and its prescribed exchange ratio.

On August 2, 2010, pursuant to its 2009 Stock Option Plan, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to its newly appointed Chief Executive Officer/Chief Financial Officer.  The option is exercisable at $0.65 per share and is exercisable for a three year term.  125,000 of the shares underlying the option vested immediately upon grant and the remaining 875,000 shares vest quarterly on a pro rata basis over a two year term.

Warrants and other equity transactions:

During the nine-months ended September 30, 2010, existing warrants to purchase approximately 585,000 shares of common stock vested, and approximately $142,000 was recognized as selling and marketing expenses.

In the nine months ended September 30, 2009, AMI granted warrants to two entities.  The warrants entitled each entity to purchase up to one million shares of the AMI’s common stock for $0.30 per share, and they were granted as partial consideration under sales development agreements with these parties.  These warrants were to vest over a two-year term.  Subsequent to the grant, AMI offered these warrant holders an inducement to exercise their warrants by eliminating the vesting provisions and reducing the exercise price to $0.15 per share. Both entities exercised these warrants at that time, for which AMI received cash of $300,000. One of the entities was owned by the AMI (and the Company’s) former President. The Company recorded sales and marketing expense of approximately $300,000 related to these warrants.

Prior to the Merger Transaction in 2007, AAEX issued warrants to purchase 200,000 shares of AAEX common stock at a price of $0.01 per share. In March 2010, these warrants were exercised and the Company received cash of $2,000.

During the period from January 1, 2009, through March 10, 2009, the sole member of the Predecessor incurred expenses on behalf of the Predecessor (such as compensation for services and rent) for no consideration. These amounts, which totaled approximately $32,000, have been accounted for as expenses and as an increase in member’s equity in 2009.

ACCREDITED MEMBERS HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

9.	Related party services agreement and merger:

Management services agreement:

On May 18, 2010, the Company signed a management services agreement (“Management Agreement”) with World Wide Premium Packers, Inc. (“WWPP”).  The Management Agreement calls for the Company to perform management services, including chief executive officer and chief financial officer functions on a fixed-contract basis on behalf of WWPP.  The fee for these services is $75,000 per month.  For the three and nine months ended September 30, 2010, the Company recognized $225,000 and $337,500 in management service fees from WWPP.  As of September 30, 2010, the Company has a receivable from WWPP of approximately $37,500.  The Company’s Co-Chairman was an officer, director and significant shareholder of WWPP through October 8, 2010, the date the Company acquired WWPP (discussed below).

WWPP Merger:

On July 23, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “WWPP Agreement”) with WWPP, and AMHC Acquisition Corp., a newly-formed, wholly-owned subsidiary of the Company.

WWPP is a  development stage business enterprise located in Colorado Springs, Colorado.  WWPP procures, processes, and markets premium meat products.  WWPP has a license agreement with Pat Boone that grants WWPP a perpetual exclusive world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.  On October 8, 2010, the Company acquired all of WWPP’s common stock in exchange for 398,497 shares of series A preferred stock.  Each share of Series A preferred stock is initially convertible into eight shares of the Company’s common stock; however, the Series A preferred stock is convertible into 28.8 shares of the Company’s common stock if WWPP achieves certain milestones, as defined.  Upon the closing of the transaction, WWPP became a wholly-owned subsidiary of the Company.

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

Company Overview; Plan of Operation

Effective May 11, 2010 the registrant’s name was changed under Colorado law to Accredited Members Holding Corporation (the “Company”).  Prior to May 11, 2010 the Company’s name was Across America Real Estate Exchange Inc. (“Across America”). However, because the Company believed it would primarily focus its operations on the business operations of its wholly owned subsidiary Accredited Members, Inc. (“AMI”) the Board of Directors determined it was appropriate to change the Company’s name so that it more accurately reflected the Company’s current and anticipated business operations.

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

As used in this report the term the “Company” is intended to refer to the Company as a whole, on a post-Merger Transaction basis. Currently, the Company is conducting various business operations directly at the parent level and is conducting other operations through its wholly owned subsidiaries AMI and World Wide Premium Packers, Inc. (“WWPP”).

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

2.           Investment Conferences.  AMI organizes and hosts investment conferences several times throughout the year across the country. Members to the Site as well as other persons may register to attend these conferences.   Subscribing profile issuer/clients to the Site are given the opportunity to either present a 30 minute overview of their business to conference attendees and/or to have a conference/exhibitors table (depending on their paid contracted service).  During 2009 AMI hosted one conference.  AMI hosted one investment conference during the quarter ended March 31, 2010, two conferences in the quarter ended June 30, 2010 and one conference in the quarter ended September 30, 2010.  The Company does not plan to host another investment conference until the first quarter of 2011.

AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies.  This research is proprietary in that AMI provides it exclusively to its paid members.  Further, AMI sells business valuation reports that it prepares for non-public issuer/customers.  Starting in the first quarter of 2010, AMI began distributing to current and prospective clients a publication intended to promote its business and to provide general information regarding the market and financial news.  Although AMI may later attempt to generate advertisement or other revenues through this publication, it currently is distributed primarily for promotional purposes.  `

AMI Management; World Wide Premium Packers, Inc.; Other Business Operations

The Company recently began a new business component which it currently refers to as “AMI Management”.  Its intent is to establish AMI Management as a wholly owned subsidiary by year end.  The Company provides fee based management services through AMI Management to assist certain private companies with the advancement of their business plans.  The Company believes that many small private companies are formed by entrepreneurs with deep aptitudes in the technical aspects of their relevant businesses, but with limited expertise in other aspects of the business, such as access to potential marketing relationships, various outsourcing opportunities, management and reporting infrastructure/controls, capital formation and structure and a host of others. The Company’s experience has been that many small private companies indeed develop products, services or other viable business opportunities with considerable promise, yet they ultimately fail because they lack certain key components necessary to advance their  plans to the point of success.  The Company believes that its founders and staff possess aptitudes in many of those areas, as well as considerable relationships with both its members and others enterprises operating in various other relevant areas.  The Company also believes these things place it in a position where it can provide marked value to private companies who lack some of those critical components.  The management services approach may allow the Company to leverage and monetize those relationships by perhaps contracting with some of its members or others it may know to help execute the portions of the business that the private company operators may not be able to execute on their own.

 As part of the management services, on May 18, 2010, the Company entered into a management services agreement with World Wide Premium Packers, Inc. (“WWPP”) and started providing these services as of  as of that date.  Through this agreement the Company is providing WWPP certain administrative and other corporate management services including the administration and implementation of accounting and general financial book-keeping functions, the coordination of certain sales and marketing activities, and standard investor relations services.   On September 15, 2010, the Company entered into a similar management services agreement with Malemark, Inc., which calls for monthly payments of $50,000 (although this fee is initially expected to be paid through common stock). The Company hopes to enter into additional similar agreements to provide management services in the future.

In addition to the services the Company provides under the AMI Management umbrella, the Company may also from time to time seek to develop or acquire other businesses that it believes are congruent with the aptitudes of its founders and staff. In terms of acquisitions, the Company believes that its activities through AMI as well as the services offered under AMI Management may provide a conduit for future acquisition candidates.  As part of this strategy, on July 23, 2010 the Company entered into an Agreement and Plan of Merger and Reorganization (the “WWPP Agreement”) with WWPP, and AMHC Acquisition Corp. The closing of the transaction occurred on October 8, 2010, and resulted in WWPP becoming a wholly owned company subsidiary of AMHC.  WWPP is a new business enterprise and recently began  to engage in the business of marketing and selling prime and high choice meats using the name and likeness of Pat Boone that are produced by third party packing facilities.  J.W. Roth, the Co-Chairman of the Company’s Board of Directors is also an officer, director and significant shareholder of WWPP.  WWPP has hired personnel for its operations, has taken various actions to initiate its business operations and is now selling premium meats on-line.

Results of Operations

As noted above, AMI was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from Edgewater.   AMI had no operations from its formation date to the date of the Edgewater acquisition which occurred on March 11, 2009.  The financial statements included in this Quarterly Report for the period from January 1, 2009 through March 10, 2009 reflect the results of operations of EdgeWater. The financial statements for all periods subsequent to March 10, 2009 reflect the results of operations of the Company on a consolidated basis (including its wholly owned subsidiary).  The Company (i.e. AMI) had limited operations during the three and nine month periods ended September 30, 2009, as it was primarily focusing on organizational activities.  Thus, the Company’s results of operations during the periods ended September 30, 2010 may not provide a meaningful comparison against the Company’s results of operations for the periods ended September 30, 2009.

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

For the nine months ended September 30, 2010, the Company recognized a net loss of $962,489.  This net loss was primarily the result of a significant amount of expenditures, which were primarily associated with the delivery of four conferences, two of which occurred in second quarter.  Additionally, significant expenditures were made in order to market products and services to prospective Company clients. During the nine months ended September 30, 2010, the Company’s operating expenses included $1,711,631 of general and administrative expenses.  These expenses primarily included reoccurring corporate costs (such as payroll and related expenses), costs incurred to negotiate and complete the Across America merger transaction (including accounting and legal fees), as well as in part to expenditures related to the initiation of the AMI Management business component.  General and administrative expenses for the nine months ended September 30, 2010 also included approximately $351,255 of (non-cash) stock based compensation of which approximately $131,000 was related to the resignation of the Company’s former Chief Executive Officer/Chief Financial Officer during the quarter ended June 30, 2010 and the Company’s agreement to amend the terms of a stock option he held at the time of his resignation. Additionally, the Company incurred $457,614 in selling and marketing expenses during the nine month period ended September 30, 2010, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its publication.  The Company expects to incur significant general and administrative expenses going forward as it grows its operations, and incorporates and implements WWPP’s business operations.

During the quarter ended September 30, 2010, the Company recognized $706,180 in net revenue, and during the nine months ended September 30, 2010 the Company generated $1,745,341 in net revenue. These revenues were primarily generated through issuer profile clients and the investment conferences hosted by the Company (through AMI).  To date, the Company (through AMI) has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  The Company (through AMI) does not expect to host its next investment conference until the first quarter of 2011, which could adversely affect the Company’s revenues for the fourth quarter of 2010. However, the Company is optimistic that this potential decrease will be somewhat offset through the management services it is now providing.  Further, the Company believes that WWPP will begin generating revenues during the fourth quarter of 2010 through the sale of meat products.

During the quarter ended September 30, 2010 the Company recognized an additional $25,000 in management fees and $225,000 in “Related Party” management fees associated with its managed service contract with WWPP (presented as other income), and during the nine months ended September 30, 2010, the Company generated $25,000 in management fees and $337,500 in “Related Party” management fees.

When compared to the three and nine month periods ended September 30, 2009, the Company generated significantly more revenue during the 2010 periods.  However, during the nine month period ended September 30, 2010 the Company incurred significantly greater operating costs when compared to the comparable periods in 2009 which contributed in part to its net losses during the 2010 periods.  As noted, through September 30, 2009, AMI’s activities were primarily organization in nature and just started to engage in significant revenue generating activities or active business operations.

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

Liquidity and Capital Resources

Working Capital; Current Assets

As of September 30, 2010, the Company had working capital of $892,718 and had $687,593 of cash and cash equivalent assets.  Working capital at December 31, 2009 was $533,270 and cash and cash equivalent assets were $564,883.  The Company’s total assets and current assets increased as of September 30, 2010, when compared to December 31, 2009.  In large part, the increase in cash and cash equivalent assets from December 31, 2009, to September 30, 2010, was due to the proceeds from the issuance of common stock and the significant increase in marketable securities as of September 30, 2010, which was primarily received in consideration for services.

Included in the Company’s current assets as of September 30, 2010 is $651,422 of marketable securities, whereas as of December 31, 2009 the Company did not hold any marketable securities.  During the quarter and nine months ended September 30, 2010, the Company accepted equity based compensation from certain clients as consideration for services.  When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  At times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities.  However, when the Company accepts securities it potentially subjects itself to a weaker liquidity position as well as to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity based consideration from certain of its clients, it is not principally engaged in the business of investing, reinvesting, owning, holding, or trading in securities.

Further, the Company’s assets as of September 30, 2010 included investment in cost, debt and derivative warrant securities of $293,764.  During the nine months ended September 30, 2010 the Company acquired three promissory notes and two warrants from two public companies and one private company in private placement transactions.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

Current Liabilities; Deferred Revenue

The Company’s largest liability as of September 30, 2010 is $684,493 of deferred revenue.  As of December 31, 2009 the Company had $239,117 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, membership agreements (for both individuals and profile clients) typically require a partial up-front payment and require the Company to deliver services such as access and services through the site and the ability to participate in conferences. Deferred revenue increased by $445,376 as of September 30, 2010 from December 31, 2009.  This increase is primarily due to the Company entering into agreements and collecting cash and equity compensation during the nine month period, but which the Company has not fully delivered all purchased services.  The Company expects to fully deliver such services within one year.

During the quarter ended September 30, 2010 the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $713,000 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services performed described in the agreements are performed by the Company.  This number does not include the managed service contract signed with WWPP, which calls for monthly payments to the Company of $75,000 each, or the outside managed service contract signed with Malemark, Inc. (further described in Item 5 of Part II of this report), which calls for monthly payments of $50,000 (although this payment is initially expected to be paid entirely in common stock).

During the nine months ended September 30, 2010 the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $2,251,000 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services described in the agreements are performed by the Company.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

Net Loss; Capital Resources

As noted above, the Company (being AMI) had a net loss during 2009 as well as through the quarter and nine month period ended September 30, 2010.  Further, as of September 30, 2010 the Company had an accumulated deficit of approximately $2,552,000.  Although AMI began generating revenues through the Site in June 2009, and starting in the second half of 2009 began generating revenues through investment conferences, in large part it has funded its operations through funds raised through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the nine months ended September 30, 2010 the Company closed on $1,305,000 in a private placement transaction through the sale of its equity securities.  The Company may continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s (i.e. AMI’s) financial statements as of, and for the year ended, December 31, 2009, includes an explanatory paragraph discussing that these conditions raise substantial doubt about AMI’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

The Company believes that the proceeds from the issuance of its securities, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses at least through the balance of fiscal 2010 and 2011.  However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period.  As noted above, the Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

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

Our available-for-sale securities are recorded at fair value, based on quoted market prices or other observable inputs. Unrealized gains and losses, net of related income taxes, on our portfolio of available-for-sale securities are excluded from earnings and reported as a separate component of accumulated other comprehensive income until realized. If a loss is considered other than temporary on the available-for-sale securities, the loss is realized on the income statement.  Our other investment securities are accounted for under the cost method and recorded at the lower of fair value or cost.

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

Debt securities and derivative warrants:

During the nine months ended September 30, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies and one private company. The convertible promissory notes are classified as available-for-sale debt securities and are valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being amortized to interest income over the term of the notes. The warrants are considered to be derivative instruments and are recorded as an asset measured at their fair value, with changes in the fair value recognized currently in earnings (loss).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the person serving as our Chief Executive Officer and Chief Financial Officer. Based upon and as of the date of that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.

Effective August 1, 2010 the Company hired a new person to serve as its Chief Executive Officer and Chief Financial Officer and may hire additional personnel to help implement additional controls and procedures to improve the financial closing process and the process by which we accumulate and prepare the disclosure of the information in reports we file with the Securities and Exchange Commission.  However, the material weakness will not be considered remedied until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

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

Internal Control Over Financial Reporting

On August 1, 2010, the Company appointed a new person to serve as its Chief Executive Officer and Chief Financial Officer.  Therefore, during the quarter ended September 30, 2010 different persons were in charge of the Company’s disclosure controls and procedures as well as its internal controls over financial reporting.  Except for these changes with respect to our executive officers and the person who will be, there were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and the Company is not aware of any such proceedings that are being contemplated.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Current Report on Form 8-K dated February 24, 2010 and the Company’s Quarterly Report for the quarter ended June 30, 2010 except as set forth below:

We expect to incur increased operating costs as a result of our acquisition of World Wide Premium Packers, Inc. and we may not be able to successfully operate that business. We expect to incur increased operating costs as a result of our acquisition of World Wide Premium Packers, Inc. and we may not be able to successfully operating that business. We expect to incur costs in integrating and overseeing the operations of the World Wide Premium Packers, Inc. (“WWPP”) which became a wholly owned subsidiary of the Company as of October 8, 2010.  Any revenues generated by and through WWPP may not be sufficient to cover the additional costs that the Company will incur as a result of WWPP being a subsidiary.  Such shortfalls could require the Company to devote financial resources to WWPP that would otherwise be available for other corporate purposes.  Although the Company believes that it has the resources in place to operate and oversee WWPP’s business operations, WWPP’s business is different that the Company’s other lines of business and thus the Company may not be successful in overseeing WWPP’s operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Unregistered Sales of Equity Securities

The following sets forth the information with respect to the unregistered sale of equity securities that occurred during the quarter ended September 30, 2010 or subsequently and have not been reported on a current report on Form 8-K or other report filed with the Securities and Exchange Commission.

1.        On August 2, 2010 pursuant to its 2009 Stock Option Plan, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to its newly appointed Chief Executive Officer/Chief Financial Officer.  The option is exercisable at $0.65 per share and is exercisable for a three year term.  125,000 of the shares underlying the option vested immediately upon grant and the remaining 875,000 shares vest quarterly on a pro rata basis over the next seven quarters. To the extent this option grant constituted a sale of equity securities, the Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 for this option grant.  No commissions or other remuneration was paid in connection with this option grant.

2.         Pursuant to its 2009 Stock Option Plan, on October 4, 2010, the Company issued 130,000 shares of its common stock upon the exercise of a stock option. The option was exercised at $0.11525 per share and the Company realized approximately $15,000 upon the exercise of the option.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 because the Company: (i) did not engage in any public advertising of general solicitation in connection with the issuance; (ii) made available to the option holder disclosure regarding all aspects of its business; (iii) believed that the option holder obtained all information regarding the Company she requested (or believed appropriate) and received answers to all questions she (and her advisors) posed, and otherwise understood the risks of accepting Company securities for investment purposes; and (iv) believed that the holder acquired the shares for investment purposes.  No commissions or other remuneration was paid in connection with this issuance.

3.         On November 1, 2010 the Company issued 40,000 shares of its common stock to an investor in a private placement.  The shares were issued at $0.50 per share for total proceeds of $20,000.  Because the investor represented that he qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

Repurchase of Equity Securities

The following sets forth all repurchases of the Company’s common stock made during the period covered by this report.

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs.
July 1 – July 31	-		-	-	-
Aug. 1 – Aug. 31	-		-	-	-
Sept. 1 – Sept. 30	1,300,000	(1)	$0.35	-	-
Total	1,300,000		$0.35

(1) In a private transaction on September 27, 2010 the Company repurchased 1.3 million shares of its common stock for $37,500.  The Company agreed to redeem these shares for various reasons, including that the redemption price per share was substantially below the then current market price for the Company’s common stock, to make additional shares of common stock available for general corporate purpose, and to reduce dilution on existing shareholders in the event of future share issuances.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

Item 5. OTHER INFORMATION

Malemark, Inc. Management Services Agreement

On September 15, 2010 the Company entered into a management services agreement with Malemark, Inc. (the “Malemark Agreement”).  The Malemark Agreement is for an initial one year term and will automatically be renewed for successive six month terms unless terminated by either party.  The Malemark Agreement provides that the Company will provide various services for Malemark including services typically performed by senior executive personnel, as well as certain administrative and other corporate management services on behalf of Malemark, including the administration and implementation of accounting and general financial book-keeping functions, the coordination of certain sales and marketing activities, and standard investor relations services. Malemark will pay the Company a monthly fee equal to $50,000 per month in the form of Malemark common stock at $0.40 per share for the first three months of the contract.  Starting with the fourth month, or after Malemark has received a defined amount of funding, the monthly fee will be paid via $25,000 in cash and $25,000 in Malemark common stock.   The Agreement also contains various other standard contractual provisions and provides that the Company and Malemark have agreed to indemnity each other from and against costs and expenses to which the other party may become subject as a result of the Malemark Agreement.

Changes in Executive Compensation

On October 1, 2010 the Company amended the compensation arrangements of each of its executive officers, being Messrs. Roth, Lavigne and Labertew.  Effective as of October 1, 2010 Mr. Roth began receiving a salary of $210,000 (an increase from his previous salary of $180,000; Mr. Lavigne began receiving a salary of $210,000 (an increase from his previous salary of $180,000); and Mr. Labertew agreed to reduce his salary to $150,000 from $180,000.

Each of Messrs. Roth, Lavigne and Labertew continue to be entitled to receive commissions, bonuses, and other compensation in accordance the Company’s standard practices.

Item 6. EXHIBITS

Exhibit No.	Document

2.1	Agreement and Plan of Merger and Reorganization with World Wide Premium Packers, Inc. Filed herewith.

10.1	Amendment No. 1 to the Plan of Merger and Reorganization with World Wide Premium Packers, Inc. Filed herewith.

10.2	Management Services Agreement with Malemark, Inc. Filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Mark Labertew Chief Executive Officer and Chief Financial Officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Mark Labertew, Chief Executive Officer and Chief Financial Officer).

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION

Date: November 15, 2010	By:	/s/ Mark Labertew
Mark Labertew Chief Executive Officer and Chief Financial Officer