Form 10-K
period 2010-12-31
Accredited Members Holding Corp
filed 2011-04-05
CIK 1388132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

719-265-5821
Telephone number, including
Area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

There were 32,745,859 shares of the issuer's common stock, par value $0.001, outstanding as of March 31, 2011.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2010, computed by reference to the closing sales price on that date was approximately $28,564,000.

ACCREDITED MEMBERS HOLDING CORPORATION
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2010

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s business plan operations, the Company’s anticipated growth and potentials in its business, the financial performance and/or gains by companies in which the Company holds a position, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

PART I
Item 1. DESCRIPTION OF BUSINESS.

General Discussion

Accredited Members Holding Corporation (“AMHC” or the “Company”) is a Colorado corporation that was formed under Colorado law on December 1, 2005.  Until February 24, 2010 the Company was not involved in active business operations and instead sought to engage in the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.  The Company’s name was Across America Real Estate Exchange (“Across America”) until May 11, 2010, when it was changed to Accredited Members Holding Corporation.

On February 24, 2010, Across America entered into an Agreement and Plan of Merger and Reorganization (the “AAEX Agreement”) with Accredited Members, Inc. (“AMI”). On February 24, 2010, through a merger transaction AMI became a wholly owned subsidiary of Across America (the “AAEX Merger”).  To effect the AAEX Merger Across America issued an aggregate of 25,554,010 shares of common stock.   Effective May 11, 2010, Across America changed its name to Accredited Members Holding Corporation.  As used in this Report, the term the “Company” is intended to refer to the Company as a whole on a post AAEX Merger transaction basis and any references to Across America are intended solely to give context to the reader.

On October 8, 2010, the Company acquired all of the outstanding common stock of World Wide Premium Packers, Inc. (“WWPP”) in exchange for 398,477 shares of AMHC Series A Preferred Stock. Upon the closing of the transaction, WWPP became a wholly-owned subsidiary of AMHC.

The Company has attempted to grow and develop its business operations both by offering new products and services as well as through the strategic acquisitions of WWPP and taking equity positions in early stage companies.  The Company expects to continue to pursue this business strategy, but may also consider divesting itself of certain operations it ultimately does not believe are compatible with its business objectives or are otherwise in its best interest to divest.

Products and Services

The Company currently provides various services and products both directly and through its subsidiary corporations AMI and WWPP.  These products and services are generally described below.

AMI

AMI, was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from EdgeWater Research, LLC (“EdgeWater”). AMI acquired certain customer contracts and relationships from EdgeWater on March 11, 2009.  AMI had no operations from its formation date to the date of the EdgeWater acquisition.

AMI provides a range of services that are primarily intended for sophisticated investors interested in micro-cap and development stage companies as well as early stage companies seeking to increase general market awareness of their operations and business plans.  To this end, AMI offers a range of free and paid subscription services to individual investors who purchase memberships to the Company, as well as to companies that pay AMI to participate in its services and programs aimed to help those companies improve their investment relations and increase their market exposure.  Among the services provided by and through AMI, and the manners in which it provides its services to its clients are:

▪
AMI Website - Through its website (www.accreditedmembers.com) members may access information that is intended to provide members with various financial and investment related information and tools (the “Site”).  The Site is also intended to allow members a forum to network with other investors and share investment ideas and information.  On the Site members can post comments and other information on a range of investment related issues, review information posted by other members, and interact with other members regarding investment and financial market issues.  This exchange of information is done primarily through blogs, chat rooms, and posting of comments and other information. Members cannot post materials (including comments) on the Site in an anonymous manner. Additionally, issuer clients (such as corporations) may post “profiles” where they can provide general information about their company and business plan.

▪
Investment Conferences and Seminars - AMI organizes and hosts several investment conferences within the United States each year.   At these conferences, AMI clients are given the opportunity to present information with respect to their respective businesses and given the opportunity to respond to questions from conference attendees.   AMI members (as well as other persons) may register to attend these conferences.   Subscribing issuers to the Site are given the opportunity to either present a 30 minute overview of their business to conference attendees and/or to have a conference/exhibitors table (depending on their paid contracted service).

▪
Research and Publications - AMI provides financial reports and general analysis to its members which it believes is independent and unbiased.   This research and information in large part focuses on small/microcap companies, as AMI believes that information and research with respect to these companies is difficult to come by.    Through this research AMI does not provide financial or investment advice to any of its clients.    AMI also publishes a quarterly magazine that it distributes to its current and prospective clients that is intended to promote AMI’s business and also provide general information regarding the market and financial news. Although AMI may later attempt to generate advertisement or other revenues through this publication, it currently is distributed primarily for promotional purposes.

▪
Other Products and Services - AMI sells business valuation reports that it prepares for non-public issuer/customers. AMI issues a monthly “AMI Analyst Report” that provides third party evaluations of early stage companies, this report is provided to paying members.

AMI believes that the predictable, recurring revenue streams and operating leverage in its membership subscription and issuer subscription model as well as the market opportunity will result in margin expansion and long term revenue growth. AMI believes there is a large opportunity to convert many of the people who utilize financial information that is publicly available to paid subscribers of the Site.

Although AMI generally requests and receives cash compensation for its products and services, in its discretion it may (and has) accepted equity compensation from its issuer profile clients. When AMI accepts equity compensation it discloses its equity interest in its respective clients as it deems appropriate.

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences and management services contracts.  During 2009 AMI hosted one investment conference and hosted four such conferences in 2010.  AMI hopes to host up to four investment conferences in 2011.  Going forward, in 2011 AMI hopes to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report.  AMI is investing additional capital into promoting the Analyst Report and offering tools on the Site.

World Wide Premium Packers, Inc.

WWPP was formed on February 14, 2010, for the purpose of procuring, processing, and marketing premium meats and related products.  WWPP has entered into a licensing agreement with Pat Boone (an American signer, actor and writer) that grants WWPP a perpetual exclusive, world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.    Throughout much of 2010, WWPP focused on organizational matters and on developing its business plan.

On November 15, 2010, WWPP launched its first consumer brand, Pat Boone All-American Meats.  These products are mail ordered (or internet-ordered) and generally sent directly to the consumer.  The target market of this brand is values-based, meat consumers that appreciate premium products.  Five percent of the net sales from each transaction are contributed to a charitable program (5% For Hunger).  This program is administered by the Pat Boone Foundation, an organization dedicated to help people in need, at home and abroad. WWPP’s business operations are currently comprised of a Pat Boone Meats unit that is a consumer brand and independent business unit.  Pat Boone All-American Meats is a legacy brand of premium meats sold direct to consumers.  The products are targeted to consumers that are loyal to the name and causes of Pat Boone. This business unit operates primarily through a network of suppliers, service providers and co-packing facilities.

WWPP believes that the revenue streams from its sales will result in market growth and long term revenues.  WWPP believes there is a large opportunity to sell meat products based on  Pat Boone's name and likeness and to grow opportunities with affiliate programs. Going forward WWPP hopes to continue to develop and grow its business by increasing sales of its existing products to both new and repeat customers and and expanding the meat products it sells to consumers. WWPP has engaged in a range of activities aimed to increase its brand awareness and broaden the channels in which its products are marketed (including through web-based advertising affiliated programs, fund-raising programs, as well as other third parties).  Although WWPP is optimistic these efforts will help increase sales of its products, it expects its standard corporate costs will increase as a result of these promotional activities.

Management Services

Beginning in the second quarter of 2010, AMHC began providing management services to third parties, including services typically provided by executive level personnel on a fixed-contract basis.   These services are aimed to assist certain private companies with the advancement of their business plans.  The Company believes that many small private companies are formed by entrepreneurs with deep aptitudes in the technical aspects of their relevant businesses, but with limited expertise in other aspects of the business, such as access to potential marketing relationships, various outsourcing opportunities, management and reporting infrastructure/controls, capital formation and structure and a host of others. The Company’s experience has been that many small private companies develop products, services or other viable business opportunities with considerable promise, yet they ultimately fail because they lack certain key components necessary to advance their plans to the point of success.  The Company believes that its founders and staff possess aptitudes in many of those areas, as well as considerable relationships with both its members and others enterprises operating in various other relevant areas.  As a result, the Company believes these things place it in a position where it can provide marked value to private companies who lack some of those critical components.  The management services approach may allow the Company to leverage and monetize those relationships by perhaps contracting with some of its members or others it may know to help execute the portions of the business that the private company operators may not be able to execute on their own.

As part of the management services, on May 18, 2010, the Company entered into a management services agreement with WWPP (which at the time was controlled primarily by certain related parties).  Through this agreement, the Company is providing WWPP certain administrative and other corporate management services including the administration and implementation of accounting and general financial book-keeping functions, the coordination of certain sales and marketing activities, and standard investor relations services.

On September 15, 2010, the Company entered into a similar management services agreement with Malemark, Inc., an unrelated party, which calls for monthly payments of $50,000, although this fee was initially paid through common stock of Malemark, Inc.

The Company hopes to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It it’s the Company’s intent to have these management services compliment the AMI products.

Competition

Each of the Company’s business segments operates in a competitive market environment.

AMI - AMI competes in the market for financial research and information which is a highly competitive market. AMI competes with other free and fee-based financial information websites such as yahoo/finance, www.redchips.com, www.raisecapital.com, and angelsoft.com with respect to its financial information services.  Additionally, AMI competes with other providers of financial information and research, including those who provide such information through more traditional channels such as the radio, television and print.   AMI believes it has a competitive advantage over other financial information websites because of the reputation of its staff, that it is targeting a specific group of persons with specific information needs, and mainly focuses on the micro-cap space which it believes is underserved. AMI believes that through its marketing and branding efforts, quality service development, and strategic alliances with advertisers, financial analysts, and others in the financial industry it has, and will continue to, develop a loyal client base in order to compete in the very competitive online marketplace. With AMI’s management services, it targets a specific group of customers with numerous needs that AMI can compete through different services such as financial valuations, business plans, stock offering preparations, and other CEO and CFO advisements.

WWPP - WWPP competes in the market for premium meat and related products sales.  There are numerous competitors in this arena, such as companies that primarily sell their products through on-line channels (such as Omaha Steaks) as well as traditional sellers of food and meat products (such as grocery stores, restaurants and specialty meat stores). WWPP believes that its products are distinguishable from most of its competition because of WWPP’s connection to Pat Boone.  As a legacy brand WWPP is attempting to capitalize on the following Mr. Boone has developed with certain segments of the population, and to otherwise appeal to certain consumer’s desire to purchase products that they believe contribute to benevolent causes.

Dependence on Customers

The Company currently offers a range of products and services both directly and through its subsidiary entities.  The Company believes that it is not currently dependent on any singular customer to support its operations.  AMI expects to deliver similar services in 2011 as in 2010, along with increasing AMI membership to the AMI Analyst Report.

Although the Company does not believe it is dependent on one or more major customers, it is dependent on its overall ability to attract and retain customers.  To this end, AMI is dependent on generating traffic to its website and developing a loyal registered user base (both in terms of members and repeating issuers) and to generate membership fees. Because AMI specifically targets sophisticated investors in the micro-cap space the market of potential users is limited. AMI is dependent on generating revenue from issuers and membership fees from paying members, companies or organizations.

WWPP is dependent on generating traffic to its website or to its call center to generate revenues for sales of premium meat products.  WWPP has attempted to reach consumers through emails, webcasts, radio, mail order print advertising, various affiliate websites, online banner ads, and other media outlets through sponsoring events.

Distribution Methods

AMI – As a result of acquiring the intangible assets (customer contracts and relationships) of EdgeWater, AMI acquired a base of subscribers for the research published by EdgeWater.  In addition to promoting its services through its officers, directors and employees, AMI utilizes independent contractors to sell memberships to the Site and otherwise promote its products and services.  AMI also has a promotional campaign in 2011 to increase membership through a promotional agreement with Ben Stein.  The Company believes the name recognition will draw in new members.  Advertising efforts through the Ben Stein promotion will be focused in the geographical areas that the investment conferences will take place in 2011.

WWPP – WWPP’s operations are conducted primarily through a network of service provider partners.   Customers generally order WWPP’s meat products either on-line at the www.patboonemeats.com website or by phone to the call center. Orders are fulfilled by the co-packer.  The third party co-packer is the order fulfillment center that leverages already established meat production infrastructure to identity, procure, process and distribute consistent, wholesome high value meat products to end consumers. Products are then shipped via FedEx directly to the consumer.

Intellectual Property

AMI - AMI owns and maintains a portfolio of intellectual property assets which it hopes to continue to build. AMI believes that its intellectual property assets create great value to the Company and therefore has taken steps to protect it through trademark, copyright, trade secret, and trademark laws of the United States and through contractual agreements.

AMI has and/or plans to enter several licensing and syndication agreements to obtain content for its website. While AMI has entered into agreements with its content providers to own all rights, including copyrights, in the original content written by its content providers, AMI believes it may need to license certain content from third party sources to provide new or additional content to the site.

Government Regulation

The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its various business segments.

AMI - There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These laws and regulations may cover issues that include, for example, user privacy, pricing and characteristics, and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues that include, for example, property ownership, libel and personal privacy, is uncertain and could expose AMI to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition

As AMI services are available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of those jurisdictions. AMI’s failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the company to taxes and penalties for the failure to qualify. It is possible that state and foreign governments might also attempt to regulate AMI’s transmissions of content on its website or on the websites of others or prosecute us for violations of their laws. AMI cannot assure you that violations of local laws will not be alleged or charged by state or foreign governments, that the company might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

The securities, financial advisory, brokerage services, and financial services industries are subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and self-regulatory organizations. AMI does not believe its business operations subject it or its officers and directors to this type of regulation.  However, if AMI or its officers and directors are deemed to be subject to the regulations imposed on the securities, financial advisory, brokerage, and financial services industries these regulations would impose significant limitations or on AMI’s ability to implement our business plan and require significant amounts of corporate resources for compliance with such regulations, some of which have been included in our budget.

WWPP - WWPP is specifically subject to regulation under the United States Department of Agriculture Food Safety Inspection Service (FSIS).  FSIS is the public health agency in the U.S. Department of Agriculture responsible for ensuring that the nation's commercial supply of meat, poultry, and egg products is safe, wholesome, and correctly labeled and packaged. WWPP works with the contracted USDA inspected meat processing facility to ensure compliance with the food safety regulations outlined by the USDA for all premium meat products shipped to consumers.  The contracted USDA inspected facility is inspected daily by USDA-FSIS inspectors onsite to ensure ongoing compliance. WWPP believes it is compliant with all applicable laws and regulations in these areas.

Source of Raw Materials

WWPP - In large part, WWPP’s business plan and operations are dependent on our ability to obtain quality meat products from third party suppliers.  Although WWPP believes it can continue to obtain meat products at reasonable rates, if WWPP is unable to continue to obtain these products at reasonable rates WWPP’s services will be adversely affected and could impact the Company’s ability to generate revenues through meat sales.  In 2010, WWPP was reliant on a principal supplier that was also the order fulfillment center.

Employees

As of March 30, 2011, the Company employed 10 persons, of which eight are full time employees and two are part time.  Of these employees, none are employed by AMHC, eight by AMI, and two by WWPP.

Additional Information

The Company files reports with the Securities and Exchange Commission as required by Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The Company maintains several websites for the parent company and the subsidiaries including:  www.accreditedmembershc.com, along with www.accreditedmembers.com and www.patboonemeats.com.

Item 1A.RISK FACTORS

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based upon the information available to us that later may prove to be material. The Company’s securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS RELATED TO OUR BUSINESS

General Company Risks

The Company has limited operating history and to date has generated limited revenues from operations.  The Company and each of its operating subsidiaries are new enterprises and have a limited history of operations.  The Company is subject to many risks common to enterprises with a limited history, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited customers and revenue sources.

In addition, the Company expects that it will likely need to raise additional capital in order to move forward with its projected business operations.  Any future financing would likely be dilutive to the Company’s existing shareholders. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. The failure to obtain such additional financing could result in delays or indefinite postponement of all or certain of our business operations.   Further, especially in light of on-going volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions it could be difficult for  the Company to obtain funding to allow it to continue to develop its business operations.

Our financial statements reflect a “going concern” qualification.   As a result of our losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of, and for the year ended, December 31, 2010, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

We identified material weaknesses in our disclosure controls and procedures and our Internal Controls Over Financial Reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting (“ICFR”) pursuant to a defined framework.  In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

 Because the Company has accepted securities from certain clients in consideration for services and otherwise holds securities issued by non-related companies, the Company has less liquidity, is subject to certain risks associated with holding securities, and could be subject to additional regulation.  During its 2010 fiscal year, the Company accepted securities from certain clients in consideration for services and also acquired certain securities from issuers. Generally, these securities are issued by companies with limited (or no) public trading market. Accepting securities in lieu of cash payments provides the Company less liquidity and subjects it to risks associated with holding securities (including market price fluctuations and potentially a lack of liquidity for the securities). Additionally, any drop in the market value of securities held by the Company may decrease the Company’s liquidity. Further, in certain situations companies whose assets are in large part comprised of marketable securities can be subject to state and/or federal regulations, such as under Investment Company Act of 1940 (the “ICA”).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the ICA, if the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

AMHC is reliant on certain of its suppliers and vendors.   In part, AMI’s services are intended to allow its members to monitor their portfolios, and have access to real time financial news, market commentary, stock quotes, and other current financial data and information.  We believe this is a significant service offered to AMI’s members.  We are dependent on certain third party vendors to supply  AMI with the on-going real time information and to make the information available to members.  Although we believe we can continue to obtain this information and related services at reasonable rates, if the Company is unable to continue to obtain this information at reasonable rates AMHC’s services will be adversely affected and could impact the company’s ability to generate revenues through membership sales.

Similarly, WWPP’s business plan and operations are dependent on its ability to obtain quality meat products from third party suppliers.   Although the Company believes WWPP can continue to obtain meat products at reasonable rates, if WWPP is unable to continue to obtain these products at reasonable rates WWPP’s services will be adversely affected and could impact the Company’s ability to generate revenues through meat sales.

AMHC’s intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results. AMHC intends to create, own and maintain a wide array of intellectual property assets, including copyrights, trademarks, trade secrets and rights to certain domain names, which it believes are, or will be, among its most valuable assets.  AMHC seeks to protect its intellectual property assets through copyright, trade secret, trademark and other laws of the United States, and through contractual provisions.  The efforts AMI has taken to protect its intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights.  In addition, effective trademark, copyright and trade secret protection may not be available or cost-effective in every country in which our website and media properties are distributed or made available through the internet.  There may be instances where AMHC is not able to fully protect or utilize its intellectual property assets in a manner to maximize competitive advantages.  Third parties may, from time to time, copy significant content available on AMHC’s website for use in competitive internet services.  Protection of the distinctive elements of AMHC’s website may not be available under copyright law.  If AMHC is unable to protect its proprietary rights from unauthorized use, the value of its brand image may be reduced.  Any impairment of AMHC’s brand could negatively impact its business.  In addition, protecting AMHC’s intellectual property and other proprietary rights is expensive and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.  These same risks are relevant to the subsidiaries of AMI and WWPP.

The Company is dependent on its key personnel and likely will need to hire additional personnel.  These Company’s future successes depend on its ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, sales and marketing and business development personnel.  The Company is currently particularly dependent on the efforts of J.W. Roth, David Lavigne, and Michael Genho.  To date the Company has not entered into an employment agreement with any of its officers.  The loss of any of Messrs. Roth, Lavigne or Genho would likely have a significant negative impact on the Company’s operations and growth strategies. Competition for qualified personnel may be intense.   If AMHC fails to successfully attract, assimilate and retain a sufficient number of such personnel, its business will suffer.

We may not be successful in identifying and executing on any strategic transaction, and to effect any strategic transaction may require that we issue a significant amount of our securities.  To date a portion of our growth strategy has been to identify and execute upon strategic transactions (such as our acquisition of WWPP).  Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such transactions.  Moreover, to effect any strategic transaction may require that we issue a significant amount of our securities, which would result in dilution to our existing shareholders.

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of a strategic transaction depends in part on our ability to perform adequate due diligence before the transaction. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating any business we may acquire into ours, there is no assurance that we will be successful integrating these businesses. In particular, it is important that the Company be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

Risks Related To AMI

We could be subject to the extensive government regulations imposed on the financial and securities industries, and if we are deemed subject to such regulation it would impose significant obligations and restrictions on our ability to conduct our planned business operations. The securities, brokerage services, financial research, and financial services industries are subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and self-regulatory organizations.  We do not believe our business operations are subject to this type of regulation.  However, if the Company or its officers and directors are deemed to be subject to the regulations imposed on the securities, brokerage, and financial services industries these regulations would impose significant limitations or on our ability to implement our business plan and require significant amounts of corporate resources for compliance with such regulations, some of which have been included in its budget.

AMIs business plan is unproven and subject to numerous uncertainties.   AMI is primarily in the business of building and administering an on-line community that is intended to serve as a gateway for qualified investors and companies to build business relationships and identify business investment opportunities.  Demand for these services is unproven and there can be no assurance that investors or companies will adopt or utilize these services.  Moreover, in large part AMI’s business plan relies on its ability to attract and retain clients on an on-going basis.   If AMI is unable to attract and retain a sufficient number of members and persons to utilize its services, it will have an adverse effect on AMI’s revenues, profitability and financial condition.

New and existing competitors may enter the AMI’s  markets and take away market share from the Company.   AMI currently believes there are limited competitors for the range of services it offers and plans to offer.  However, there are numerous sources of financial information, including traditional print sources, television shows, magazines, radio shows, and on-line sources of information.  Certain of these sources of information are provided to consumers free of charge.  Moreover, certain providers of investment related information have been in business for much longer than AMI, and likely are better known to the general population.   These competitors, or new competitors, could potentially have more efficient systems, better management, successful personnel, and greater financial backing.  If competition increases within AMI’s markets the company’s financial position could potentially be negatively impacted.  Moreover, there can be no assurance that a sufficient amount of consumers will ultimately utilize AMI’s products and services over an extended period of time (if at all).

Risks Related to WWPP

WWPP operates in a highly competitive industry, which may affect our profitability.  The food industry is highly competitive. WWPP competes based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences.   From time to time, WWPP may need to reduce its prices in response to competitive and customer pressures and to gain or maintain market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other operational cost increases. Our results of operations will likely be negatively affected if WWPP’s  anticipated profit margins decrease as a result of a reduction in prices, increased operational costs or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases.

WWPP likely will need to identify changing consumer preferences and develop and offer food products to meet their preferences.  Consumer preferences evolve over time and the success of our food products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, obesity, product attributes, and ingredients. Introduction of new products and product extensions may require significant development and marketing investment. If our products fail to meet consumer preference, or we fail to introduce new and improved products on a timely basis, then the return on that investment will be less than anticipated and our strategy to grow sales and profits with investments in marketing and innovation will likely be less successful.

WWPP may be subject to product liability claims and product recalls, which could negatively impact our profitability. WWPP sells food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, and other adulteration of food products. WWPP may be subject to liability if the consumption of any of our products causes injury, illness, or death. A significant product liability judgment would likely negatively impact our sales and profitability for a period of time depending on product availability, competitive reaction, and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

WWPP’s results of operations could be subject to fluctuations due to factors outside of our control. The food production and distribution business is subject to a number of significant risks such as: general economic conditions; extended periods of inclement weather which may affect the distribution of our products and limit the availability of key commodities and items that are important to produce and distribute our products; increases in energy costs, fuel costs, costs of beef and other ingredients, supplies, maintenance, labor and benefits, as well as other operating costs; seasonality; and unanticipated expenses that are outside of our control.  The occurrence of any one or more of these factors could significantly negatively affect the on-going development of WWPP and its results of operations. Moreover, our results of operations from any given period may not necessarily be indicative of results to be expected for any particular future period.

Outbreaks of livestock diseases can adversely impact our ability to conduct WWPP’s operations and demand for our products.  Demand for our products could be adversely impacted by outbreaks of livestock diseases, which can have a significant impact on our financial results.  Outbreaks of disease and other events, which may be beyond our control, could significantly affect demand for our products, consumer perceptions of certain protein products and our ability to conduct our operations.  Furthermore, an outbreak of disease could result in governmental restrictions on the sale of our products to customers.  This could also result in negative publicity that may have an adverse effect on our ability to market our products successfully and on our financial results.

Increased regulation could increase our costs and affect our profitability. Food production and distribution are highly regulated by a variety of federal, state, and local agencies. New regulations and changes to existing regulations are issued regularly. Increased governmental regulation of the food industry, such as proposed requirements designed to enhance food safety could increase our costs and adversely affect our profitability.

RISKS RELATED TO OUR SECURITIES

The Company does not intend to declare any dividends in the foreseeable future.  The Company intends to retain any of its profits to fund the Company’s business operations.  Investors who require income from dividends should not purchase our common stock.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.  The Company has no agreement with any broker or dealer to act as a market maker for its securities and there is no assurance that it will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. This in part, has resulted in very low trading volume of our common stock.  The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

 As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.   Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.  In general, buying low-priced penny stocks is very risky and speculative.  The Company’s common stock is currently defined as a penny stock under the Securities and Exchange Act of 1934, and rules thereunder.   You may not be  able to sell your shares when you want to do so, if at all.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

As a company with a class of securities registered pursuant to the 1934 Act the Company has significant obligations under the 1934 Act. Having a class of securities registered under the 1934 Act is a time consuming and expensive process and subjects the company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations would be expensive and could require a significant amount of management’s time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements could necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

Item 2. PROPERTIES

The Company’s principal executive office is located at 2 North Cascade Avenue, Suite 1400, Colorado Springs, CO 80903.  The Company does not own any real property.  The following table provides certain information regarding our administrative offices leased as of December 31, 2010:

		Operating
	Principal	Square
Location	Uses	Feet	Interest
Colorado Springs, Colorado	Corporate	3,526	Leased (a)
Cheyenne, Wyoming	Corporate	320	Leased (b)
		3,846

(a)
Occupied under the terms of a lease expiring December 31, 2015, with an unaffiliated party, subject to renewal for one five-year term at our option. We currently pay $ 3,400 per month pursuant to the terms of this lease, which amount will escalate up to $4,700 per month in the fifth year of the lease.

(b)	Occupied under the terms of a month-to-month lease, with a related party. We currently pay $800 per month pursuant to the terms of this lease.

Item 3. LEGAL PROCEEDINGS

There are no legal proceedings, to which AMHC, AMI or WWPP is a party, which could have a material adverse effect on its business, financial condition or operating results.  Further, the Company is not aware of any such contemplated or threatened proceedings.

Item 4.  REMOVED AND RESERVED

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board in February 2010 under the symbol “ACCM”. The table below sets forth the high and low bid prices of AMHC common stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com).  Any transactions prior to February 24, 2010 are reported prior to the announcement of the AAEX Merger.  The quotations reflect inter-dealer prices without retail markup, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2010	$0.90	$0.45
September 30, 2010	1.40	0.45
June 30, 2010	1.60	0.85
March 31, 2010	1.50	1.50
December 31, 2009	0.60	0.60
September 30, 2009	1.01	1.01
June 30, 2009	1.00	1.00
March 31, 2009	1.00	1.00

The closing sales price of AMHC’s common stock as reported on April 1, 2011, was $0.80 per share, which was last reported trade of AMHC’s common stock on the OTC – Bulletin Board.

The Company also has outstanding 398,477 shares of Series A Preferred Stock.  Each share of Series A stock is currently convertible into 8 shares of Company common stock, and each Series A share is entitled to 8 votes per share.  The Series A stock votes as a single class with the Company’s common stock.

Holders

As of March 21, 2011, there were 191 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Since its inception the Company has not declared or paid cash or other dividends on its Common Stock.  The Company has no plans to pay any dividends, although it may do so if its’ financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends.  The Colorado Revised Statutes, however, do prohibit the Registrant from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay out debts as they become due in the usual course of business; or
2.
Our total assets would be less than the sum of our total liabilities, plus the amount would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

The Company has adopted one equity compensation plan its 2009 Stock Option Plan (the “Plan”).   The Company’s shareholders approved the adoption of the Plan in March 2009.  Initially, a total of 2,603,000 shares of Company common stock were reserved for issuance under the Plan, however on October 6, 2010, the Company’s Board of Directors adopted an amendment to the Plan increasing the shares reserved for issuance under the Plan to 7,000,000 shares (the “Amendment”).  Although the Amendment received more than a majority of the votes cast at a meeting of shareholders held on December 15, 2010, it did not receive a sufficient number of votes to be approved by the shareholders.  The sole reason for seeking shareholder approval of the Amendment was to permit certain options granted pursuant to the Plan to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The adoption of the Amendment itself was not subject to shareholder approval.  As a result, although the Amendment is effective, unless the Company receives shareholder approval of the Amendment within one year of the Amendment’s adoption by the Board, options granted from those shares that are a part of the Amendment will not be eligible to be considered Incentive Stock Options under Section 422 of the Internal Revenue Code.

Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company.    The purpose of the Plan is to provide financial incentives for selected employees, advisors, consultants and directors of the Company, thereby promoting the long-term growth and financial success of the Company.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,424,720(1)	$0.48	178,280(2)

Equity compensation plans not approved by security holders	1,040,000(3)	$0.29	4,715,355(4)

Total	3,464,720	$0.77

(1)	Consists of 2,424,720 options granted pursuant to the Plan.

(2)	Consists of 318,355 shares available for issuance under the Plan.

(3)	Consists of a warrant issued for business development services. The warrant is exercisable at $0.29 per share, and all shares underlying the warrant remain subject to a vesting schedule.

(4)
Consists of an amendment to the Plan increasing the shares reserved for issuance under the Plan to 7,000,000 shares although it did not receive a sufficient number of cotes to be approved by the shareholders.  The 7,000,000 shares is net down by the 2,284,645 approved by the security holders above.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2010, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the following:

1.         On December 2, 2010, the Company issued 356,000 shares of its common stock in a private placement transaction.  The shares were issued at $0.50 per share for total proceeds of $178,000.  Because the investors each represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

2.          On February 24, 2011, the Company issued 1,040,000 shares of its common stock in a private placement transaction.  The shares were issued at $0.50 per share for total proceeds of $520,000.  Because the investors each represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

Repurchases of Equity Securities

The Company did not repurchase any of shares of the Company’s common stock during the fourth quarter ended December 31, 2010.  All repurchases of equity securities affected by the Company during the year ended December 31, 2010 were reported in the Company’s Quarterly Report for the quarter ended September 30, 2010.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the years ended 2010 and 2009;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting estimates;
•	The inflation and seasonality of our business;
•	Our quarterly results for the fourth quarter of 2010; and
•	New accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Overview

On February 24, 2010, the Across America entered into an Agreement and Plan of Merger and Reorganization with AMI pursuant to which AMI merged within and into a company subsidiary and was the survivor in that transaction (the “AAEX Merger”).  As a result of the AAEX Merger, AMI became a wholly owned subsidiary of Across America, and thus is currently a wholly owned subsidiary of the Company.    At the time of the transaction, Across America was not engaged in active business operations and only had nominal assets. The acquisition of AMI by Across America was recorded as a reverse acquisition based on factors demonstrating that AMI represented the accounting acquirer.  As such, the financial statements that are a part of this Annual Report do not include any results of operations or financial condition of Across America.  Instead, this Management’s Discussion and Analysis pertains only to AMI and its predecessor entity (EdgeWater) for all periods up until February 24, 2010; and then the Company on a post-AAEX Merger basis for all periods thereafter.

On March 11, 2009, AMI acquired the customer contracts and related customer relationships of EdgeWater, a recognized microcap research firm.  Prior to this acquisition AMI had no operations, but acquired EdgeWater’s business with the intent of growing and furthering EdgeWater’s operations.  To further develop and grow EdgeWater’s business model, AMI has undertaken several efforts including developing the AMI website and devoting significantly more financial resources to marketing and growing the business and the products and services offered to clients.

On October 8, 2010, the Company acquired WWPP through a merger transaction, which resulted in WWPP becoming a wholly owned subsidiary on that date.  WWPP’s results of operations and financial resources, from the acquisition date, are presented on a consolidated basis with the Company as of December 31, 2010.

Results of Operations

AMI was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from Edgewater.   AMI had no operations from its formation date to the date of the Edgewater acquisition which occurred on March 11, 2009.  The financial statements included in this Annual Report for the period from January 1, 2009 through March 10, 2009 reflect the results of operations of EdgeWater. The financial statements for all periods subsequent to March 10, 2009 reflect the results of operations of the Company on a consolidated basis (including its wholly owned subsidiary AMI; and WWPP as of October 8, 2010).

Upon AMI’s acquisition of EdgeWater’s assets in March 2009, and throughout the remainder of 2009, in large part, AMI focused on significantly growing and expanding upon EdgeWater’s business operations, including the development of the AMI website and devoted significantly more financial resources to marketing and growing the business and the products and services offered to clients.  In part these efforts continued throughout 2010 as AMI continued to focus much of its energies and resources into promoting its business and expanding the products and services it offers to its current and prospective clients.

WWPP’s operations during 2010 were primarily organizational in nature.  However, starting in November 2010, it began to generate limited revenues through the sale of meat products.

We are optimistic that our results of operations will improve in our 2011 fiscal year as a result of new promotional activities we have, and plan to; engage in.  Moreover, we hope to both further develop and grow each of our business segments; by hosting additional investment conferences and offering new services through AMI memberships; through WWPP by increasing the market awareness of its products and expanding the products if offers.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations.

Net Loss

For the year ended December 31, 2010, the Company recognized a net loss of approximately $2,593,000. This net loss was approximately 63% greater than the net loss recognized in 2009. However, as the Company implemented and expanded its business operations in 2010, it resulted in significantly greater expenses.

The net loss incurred in fiscal 2010 was primarily the result of a significant amount of expenditures, which were primarily associated with the delivery by AMI of four investment conferences.   Additionally, significant expenditures were made in order to market products and services to prospective Company clients.  The Company’s largest operating expense during its 2010 fiscal year was its general and administrative expenses totaling approximately $2,150,000.   These expenses primarily included reoccurring corporate costs (such as payroll and related expenses), costs incurred to negotiate and complete the AAEX Merger (including accounting and legal fees), start-up costs incurred by WWPP as well as in part to expenditures related to the initiation of the AMI Management business component.  General and administrative and selling and marketing expenses for the year ended December 31, 2010 also included approximately $463,000 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $1,174,000 in selling and marketing expenses during the year ended December 31, 2010, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its publication, as well as the kick-off of the Pat Boone All-American meats promotion.  The Company expects to incur significant general and administrative expenses going forward as it grows its operations, and incorporates and implements WWPP’s business operations.

Also contributing to the Company’s net loss in 2010 was an impairment of the marketable securities the Company held and the “Related Party” management fees incurred by the Company.   The impairment on the marketable securities was due to holding losses on securities, held by AMI, of stock received by customers in lieu of payment by cash.  The loss resulted by a decrease in the market value of certain investments that were considered other than temporary.

During the year ended December 31, 2010, the Company generated $175,000 in third-party management fees and $337,500 in “Related Party” management fees. The Company recognized related party management fees of $337,500 for management services, including executive level support, accounting services, and professional expertise, received prior to acquisition date.

Revenues

During the year ended December 31, 2010, the Company generated approximately $2,032,000 in net revenue. These revenues were primarily generated by AMI through issuer profile clients and the investment conferences hosted by AMI during the 2010 fiscal year.   To date, the Company (through AMI) has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  The Company (through AMI) did not host an investment conference during its fourth quarter, which had an adverse effect on the Company’s revenues for the fourth quarter of 2010.

Of the Company’s three primary business segments, during 2010 the Company’s revenues were largely generated through AMI.

	Investment Services	Management Services	Premium Meat Products

2010 Fiscal Year Revenues	$1,784,504	$175,000	$72,092

Of the revenues generated by AMI, approximately 73% were generated through conference revenue, memberships, magazine, ICE, and issuer profiles; 27% were generated through management services.  All revenues generated through WWPP (being sales of premium meat products) were the result of sales of meat and related products during the fourth quarter of 2010. The Company is optimistic that revenues generated by and through WWPP will significantly grow during fiscal 2011 and beyond as it continues to take measures to increase brand awareness and traffic to its website.   Based on various assumptions, WWPP management has forecast that its gross sales will exceed $6,000,000 in its first year of business and may grow to as high as $43,000,000 annually in its fifth year of business.  However, WWPP expects its general and administrative costs to significantly increase as it continues to try to grow and promote its business.

When compared to the year ended December 31, 2009, the Company generated significantly more revenue during the 2010 period.  However, during the year ended December 31, 2010, the Company incurred significantly greater operating costs when compared to 2009, which contributed in part to its net losses during 2010.   The significantly greater revenues generated by the Company during 2010 led to significantly greater gross profit.

Many of the Company’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, most of the revenues the Company will ultimately recognize will first be recorded as deferred revenue on the consolidated balance sheets.  As the Company delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below. For WWPP, there was an immaterial amount of deferred revenue liability recognized for the year ended December 31, 2010.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date.  The liability will be reduced upon the redemption of those gift cards in future periods.

Liquidity and Capital Resources

The Company’s consolidated financial statements for 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2010, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

As of December 31, 2010, the Company had working capital of approximately $407,900 and had $511,600 of cash and cash equivalents, which represent decreases from December 31, 2009.  However, the Company’s total assets and current assets increased as of December 31, 2010, when compared to December 31, 2009.

In large part, the increase in the Company’s current assets on December 31, 2010 when compared to December 31, 2009 was the result of the approximately $525,000 of marketable securities the Company held on December 31, 2010. During the year ended December 31, 2010, the Company accepted equity based payment from certain clients as consideration for services.  When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  At times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities (although at times the market value of the securities accepted by the Company have at times decreased).  However, when the Company accepts securities it potentially subjects itself to a weaker liquidity position as well as to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity-based consideration from certain of its clients, it is not principally engaged in the business of investing, reinvesting, owning, holding, or trading in securities.

Further, the Company’s assets as of December 31, 2010 included investments in cost, debt and derivative warrant securities of $433,000.  During the year ended December 31, 2010, the Company acquired three promissory notes and two warrants from two public companies and one private company in private placement transactions.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

As noted above, the Company had a net loss during 2009 as well as the year ended December 31, 2010.  Further, as of December 31, 2010, the Company had an accumulated deficit of approximately $4,182,000.  Although AMI began generating revenues through the Site in June 2009, and starting in the second half of 2009 began generating revenues through investment conferences, in large part it has funded its operations through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the year ended December 31, 2010, the Company closed on $2,072,000 in private placement transactions through the sale of its equity securities.  The Company may continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended, December 31, 2010, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

The Company believes that the proceeds from the issuance of its securities, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses through 2011.  However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period.  As noted above, the Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

Current Liabilities; Deferred Revenue

The Company’s largest liability as of December 31, 2010, is $656,000 of deferred revenue.  As of December 31, 2009, the Company had $239,000 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the site and the ability to participate in conferences. Deferred revenue increased by $417,000 as of December 31, 2010 from December 31, 2009.  This increase is primarily due to the Company entering into agreements and collecting cash and equity compensation during the year, but which the Company has not fully delivered all purchased services. There is also a portion of deferred revenue that is attributable to WWPP’s sale of gift cards. The Company expects to fully deliver such services within one year.

During the year ended December 31, 2010, the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $2,361,000 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services described in the agreements are performed by the Company.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

This number does not include the managed service contract signed with WWPP, which calls for monthly payments to the Company of $75,000 each, which does not impact net income as this is eliminated in consolidation, or the outside managed service contract signed with Malemark, Inc. (further described in Item 7 of this report), which calls for monthly payments of $50,000 (although these payments were initially paid entirely in common stock of Malemark, Inc.).

Operating Activities

Net cash used in operating activities was approximately $2.1 million in 2010, as compared to net cash used in operating activities of approximately $865,000 in 2009. The increase in net cash used in operating activities in 2010 (compared to 2009) was primarily due to the increase in net loss for 2010, as compared to 2009, and increases in accounts receivable and deferred revenue in 2010, as compared to 2009.

Investing Activities

Net cash provided by investing activities in 2010 was approximately $31,000, as compared to net cash used in investing activities of approximately $258,000 in 2009. Net cash provided by investing activities in 2010, was primarily the result of cash acquired in the WWPP acquisition of $204,000, which was offset by cash used of $143,000 for purchases of property and equipment.  Net cash used in 2009 of $258,000 was also used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in 2010 was approximately $2.0 million, compared to approximately $1.7 million in 2009.  Approximately $2 million of cash provided by financing activities in 2010 was due from the issuance of common stock. In 2009, approximately $1.4 million was from the issuance of common stock and debt, and approximately $300,000 was from the exercise of warrants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-K.  Our critical accounting policies are outlined below.

Accounts receivable and concentration of credit risk

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. The Company grants varying payment terms to its customers. Payment terms for valuation reports prepared and sold by the Company typically require a portion of the fee to be paid up front, and the remaining amount due upon report delivery (typically within 45 days of the up-front payment).  Payment terms for memberships vary but generally, are either paid up-front, which includes a small discount, or are paid monthly over the term of the membership. The majority of the accounts receivables are generated from the Issuer Profile Contracts.   These contracts are either paid in full with cash or stock or in monthly payments spread over the life of the contract.  For contracts that are executed with stock from the issuer, a receivable is set-up until the stock certificates have been received or transferred.

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

Marketable securities

The Company accepts equity-based compensation from certain customers as consideration for services.  This equity-based compensation is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to ASC 505-50 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-08, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services).

All of the Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

Cost method investments

The Company accepts equity securities of certain customers for which there is no public market in their securities.  These non-marketable equity securities, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  Decrease in fair value below the recorded value is recognized as losses when the decrease is determined to be other than temporary impairment.

Debt securities and derivative warrants

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

Financial instruments

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

Property and equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred, and improvements are capitalized.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. Based on management’s impairment analysis, a determination was made that certain equipment (subsequently reclassified to assets held for sale) was impaired.  Therefore, the Company adjusted these assets to their estimated fair value based on quoted market prices for similar assets.

Intangible assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. Based on management’s impairment analysis, a determination was made that certain equipment (subsequently reclassified to assets held for sale) was impaired.  Therefore, the Company adjusted these assets to their estimated fair value based on quoted market prices for similar assets.

Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the estimated fair value of an intangible asset with its carrying amount.    Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  No impairment was identified on the Company’s indefinite-lived intangible asset through December 31, 2010.

Revenue recognition

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

For WWPP, in November 2010, the Company commenced revenue-generating activities. The Company began deriving revenue from the sale of premium meat products through the Company’s website.  The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured.

The Company evaluates the terms of its customer contracts relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with customers.  Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction.  The Company sells, through its website, premium meat and other products. In these transactions, management has determined that the Company (i) acts as principal; (ii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) has latitude in establishing price with the customer.  For these transactions, the Company anticipates recognizing revenues based on the gross amounts due from customers.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company records income tax-related interest and penalties as a component of income tax expense. No interest or penalties were incurred for the years ended December 31, 2010 and 2009. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

Stock-based Compensation

The Company accounts for stock-based compensation under ASC 718, Share-Based Payment.  ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718 also requires the stock-based compensation expense to be recognized over the period of services in exchange for the award (generally the vesting period).  The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black Scholes model.

Recently issued and adopted accounting pronouncements

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Across America dismissed Cordovano and Honeck LLP. as Across America’s independent registered accounting firm effective as of February 24, 2010.   GHP Horwath, P.C. (“GHP Horwath”) was appointed as the Company's independent registered accounting firm on that same date.  The dismissal of Cordovano and Honeck was solely the result of the closing of the AAEX Merger Transaction as the Company believed it was appropriate to retain GHP Horwath given GHP Horwath was more familiar with AMI and its business operations.  Cordovano and Honeck LLP rendered an independent auditor’s report on Across America’s financial statements as of December 31, 2009 and 2008, and for the years then ended.  During the year ended December 31, 2009 and through February 24, 2010, there were no disagreements between Across America and Cordovano and Honeck LLP with respect to its accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the satisfaction of Cordovano and Honeck LLP would have caused them to make reference to the subject matter of the disagreement in connection with their report. Further, the reports of Cordovano and Honeck LLP for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph describing substantial doubt about  our ability to continue as a going concern.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

The Company’s internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2010:

(1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We have not identified an audit committee financial expert on our board of directors, and at the present time we have no independent directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)
Limited staffing within our accounting operations. We had a single employee involved in bookkeeping functions during 2010; however, we did add a full-time controller in late 2010 to supplement our accounting staff.  The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience to ensure that accurate and reliable financial statement of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our financial organization. As part of this commitment, we will (when funds and/or additional resources are available to the Company) consider taking the following actions: (1) appoint outside directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to perform expert advice.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

During the quarter ended December 31, 2010, the person serving as both our Chief Executive Officer and Chief Financial Officer resigned from those positions.  As a result the Company appointed new persons to serve in those capacities.  Thus, during the quarter ended December 31, 2010 different persons were in charge of the Company’s disclosure controls and procedures as well as its internal controls over financial reporting.  Except for these changes with respect to our executive officers and the addition of a controller, there were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On February 23, 2011 WWPP entered into an Advertising Agreement with National Advertising Company, Inc.   National Advertising Company, Inc. has agreed to run advertising on behalf of WWP each week day for a period of 44 weeks.  The advertising is expected to be run on television.  WWPP has agreed to pay National Advertising Company, Inc. a fee based on the number of times the advertisement is aired.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The table below sets forth the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers as of March 30, 2011.   Executive officers of the Company are appointed by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.  There was no agreement or understanding between Company and any director or executive officer pursuant to which he was selected as an officer or director.

Name	Position	Age	Year Appointed as Officer or Director
J.W. Roth *	Chairman and acting Chief Executive Officer of AMHC	47	2010
David Lavigne *	Acting Chief Financial Officer and director	49	2010
Michael Genho	President and director of World Wide Premium Packers Inc.	34	2010

* Messrs. Roth and Lavigne have served as officers and directors of AMI since its formation.

J.W. Roth currently serves as the Company’s Co-Chairman and as its acting Chief Executive Officer.  Mr. Roth is also a director of WWPP and is a founding member of AMI.  Mr. Roth has been actively involved in all phases of the Company’s development.  Mr. Roth served as a director of Disaboom, Inc. (OTC-Pink Sheets DSBO.PK) from its inception through May 2009.  Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company.  Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company.  Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, and AspenBio Pharma, Inc.

David L. Lavigne currently serves as the Company’s Co-Chairman and as its acting Chief Financial Officer. Mr. Lavigne is a founding member of AMI. Mr. Lavigne was the founder of EdgeWater Research Partners, LLC (“Edgewater”), and the control person at the time it was acquired by AMI. EdgeWater was started in 2002 and was a subscription based service providing micro-cap and small-cap research to institutions, brokers and individual investors.  Mr. Lavigne has spent approximately 25 years in the financial and investment industry primarily employed by small regional sell-side broker-dealers involved in the provisioning of both investment banking and research services with respect to micro cap and small cap issuers.  Mr. Lavigne’s experience includes creating research and analysis for retail and institutional clients, as well as research that augments the due diligence process of the corporate finance departments of his respective employers.  His generalist research has encompassed several dozen public companies.  Mr. Lavigne graduated from the University of Idaho in 1984 with a BS degree in Finance.

Michael Genho was appointed as President of WWPP in September 2010.  Prior to joining WWPP Mr. Genho served as a consultant with Ascendant Consulting Partners, LLC where he led strategic consulting and financial advisory engagements with clients in the food, agribusiness and renewable energy industries.   He joined Ascendant in 2008 after having worked for both Bunge Ltd. and ConAgra Foods in various strategic planning and branded food product development related assignments.  In these roles he led product development initiatives for well know consumer brands such as Healthy Choice®, Marie Callender’s®, and Banquet®.  Mr. Genho holds an MBA/MA from the Wharton School and the University of Pennsylvania with an emphasis in Finance and International Studies.  Mr. Genho also worked as a research assistant at Colorado State University where he earned his Master of Science degree in Meat Science and holds a Bachelor’s degree in Animal Science from Brigham Young University.

Board of Directors – Composition.

The Company’s Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  Currently, the Company does not have a separate nominating committee as, to date, it does not believe that the Company as an early stage company with limited personnel, required such a committee.  However, as the Company grows, the Board may consider establishing a separate nominating committee.  As such, currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.

In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.

The Company believes that the persons that currently comprise its Board of Directors have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively. In particular, the Company believes that because Mr. Roth has over twenty years of experience working with private and public companies in the early and start-up stages, including experience as an officer and director of such companies, that he is a valuable member of our Board of Directors.   Also, Mr. Lavigne was the founder of Edgewater and as a result, is very familiar with AMI’s business plan and its clientele.  Further, Mr. Lavigne has significant experience with respect to drafting and distributing research and information on micro-cap companies and AMI believes he is well respected in that arena.

Involvement in Certain Legal Proceedings:

During the past ten years, none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2010, and subsequently, we believe that during the Company’s 2010 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics:

The Company has not  adopted a code of ethics because the board does not believe that, given the small size of the Company its limited personnel, and the limited number of transactions the Company has engaged in, a code of ethics is warranted.

No Audit Committee:

The Company does not have a separately designated audit committee.  Instead, the entire Board as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

The Company does not have a separately designated nominating committee.  The Company does not have such a committee because we currently believe that given our small size, the fact that none of the members of our Board are not currently considered “independent”, and because no Company securities are traded on a stock exchange, that such a committee is not currently necessary.  Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees.  In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

To date, the Board of Directors has not adopted a formal procedure by which shareholders may recommend nominees to the board of directors.   In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Company and its Board of Directors and the qualifications of the candidate.  With respect to potential new Board members the Board will require and/or review information such as the following:

▪	The name and address of the proposed candidate;

▪	The proposed candidates’ resume or a listing of his or her qualifications to be a director of the Company;

▪	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

▪	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

▪	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Item 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2010 and 2009 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

				(1) Option		All Other
Name and	Fiscal	Salary	Bonus	Awards		Compensation		Total
Principal Position	Year (2)	($)	($)	($)		($)		($)

Brian L. Klemnz, Former CEO and CFO of Across America Chairman (3)	2010	$-	$-	$-		$-		$-
	2009	$-	$-	$-		$-		$-

J.W. Roth, Co-Chairman and Chief Executive Officer (4)	2010	$152,500	$18,230	$-		$37,186	(5)	$207,916
	2009	$70,000	$10,000	$-		$12,452	(5)	$92,452

David Lavigne, Co-Chairman and Chief Financial Officer (6)	2010	$152,500	$18,229	$-		$37,186	(5)	$207,915
	2009	$70,000	$10,000	$-		$12,252	(5)	$92,452

Kent Kiefer, Former Chief Executive Officer of AMHC and AMI (7)	2010	$64,103	$8,750	$152,860	(9)	$14,986	(8)	$240,699
	2009	$25,000	$5,000	$38,475	(9)	$9,750	(8)	$78,225

Mark Labertew, Former Chief Executive Officer and Chief Financial Officer (10)	2010	$52,346	$-	$54,115	(11)	$33,000	(12)	$139,461

Delray Wannemacher, Former President (13)	2010	$100,397	$3,000	$-		$34,186	(5)	$137,583
	2009	$50,000	$10,000	$-		$10,950	(5)	$92,452

(1)
Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10,Stock Compensation. See Note 11 to the consolidated financial statements for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)	Amounts paid in fiscal 2009 represent compensation paid while persons were serving as officers and directors of AMI.

(3)
Mr. Klemsz served as the Chief Executive Officer, Chief Financial Officer and a director of Across America.  Mr. Klemsz resigned from all executive offices he held on February 24, 2010, and then effective March 27, 2010, resigned from the Board of Directors.

(4)
Mr. Roth served as the Chief Executive Officer of AMI from its inception until October 1, 2009, when Mr. Kiefer was appointed to that position.  As a result of certain management changes Mr. Roth served as the Company’s Chief Executive Officer from June 1, 2010, through August 2, 2010; and again starting December 3, 2010 through the present.

(5)
Comprised of: (i) Commissions paid during 2010 in the amount of $28,186.  Commissions comprised of up to 20% of the revenue attributable to certain sales initiated by certain Company executive officers and then divided equally among those same persons; (ii) Monthly health insurance allowance of $9,000 during 2010 (as is provided to all Company employees); (iii)  Commissions paid during 2009 in the amount of $7,202. Commissions comprised of up to 20% of the revenue attributable to certain sales initiated by certain Company executive officers and then divided equally among those same persons; and (iv) Monthly health insurance allowance of $5,250 during 2009 (as is provided to all Company employees)

(6)
Mr. Lavigne is a founding member of AMI and currently serves as the Company’s Co-Chairman.  Mr. Lavigne served as the Company’s Chief Financial Officer from June 1, 2010, through August 2, 2010; and again starting December 3, 2010, through the present.

(7)	Mr. Kiefer served as the Chief Executive Officer of AMI from October 1, 2009, through June 1, 2010, and served as the Company’s Chief Executive Officer and Chief Financial Officer until June 1, 2010.

(8)
Comprised of:  (i) Commissions paid to Mr. Kiefer during 2010 in the amount of $9,736.  Mr. Kiefer was entitled to receive a commission up to $250 for each issuer profile AMI sold and delivered; (ii) $5,250 during fiscal 2010 relates to a monthly health insurance allowance provided to Mr. Kiefer; (iii) Commissions paid to Mr. Kiefer during 2009 in the amount of $7,500; and (iv)  $2,250 during 2009 relates to a monthly health insurance allowance

(9)
Upon his appointment as AMI’s Chief Executive Officer on October 1, 2009, Mr. Kiefer was granted an option.  After giving effect to the exchange ratio for the AAEX Merger, the option was exercisable to acquire approximately 1,041,000 shares of Company common stock.  Upon his resignation as a Company executive officer on June 1, 2010, the Company agreed to deem 650,000 of the shares underlying the option vested and exercisable through August 1, 2013.  The option is exercisable at $0.29 per share.

(10)	Mr. Labertew served as the Company’s Chief Executive Officer and Chief Financial Officer from August 2, 2010, through December 3, 2010.

(11)
Upon his appointment as the Company’s Chief Executive Officer and Chief Financial Officer Mr. Labertew was granted an option to acquire 1,000,000 shares of Company common stock. At $0.65 per share.  Upon his resignation on December 3, 2010, the Company agreed to that 250,000 of the shares underlying the option were deemed vested and exercisable through December 3, 2011.

(12)
Upon his resignation on December 3, 2010, Mr. Labertew agreed to provide certain consulting services on behalf of the Company in consideration for an up-front fee of $30,000.   The remaining $3,000 relates to the monthly health insurance allowance provided to Mr. Labertew during fiscal 2010.

(13)	Mr. Wannemacher served as the Company's President and was on the Company's Board of Directors until his resignation on October 5, 2010.

The Board of Directors acting in lieu of a compensation committee, is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  To date, the Company has not retained an independent compensation to assist the Company review and analyze the structure and terms of the Company’s executive officers.  Moreover, throughout much of the Company’s fiscal year, the same persons serving on the Board also served as Company executive officers.

The Company considers various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:

1.	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
2.	The Company’s financial resources, results of operations, and financial projections;
3.	Performance compared to the financial, operational and strategic goals established for the Company;
4.	The nature, scope and level of the executive’s responsibilities;
5.	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and
6.	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

Company management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward.  The entire Board of Directors remains responsible for significant changes to, or adoption, of new employee benefit plans.  The Company believes that as relatively new company its compensation structure is fair to its executive officers as it is intended to balance the Company’s need to minimize its overhead costs yet reward its executives for individual performance and company performance.

To date the Company has not entered into any employment agreements with any of the persons who serve (or served) as the Company’s executive officers.  Currently there are no contractual commitments in place that provide for severance payments to our executive officers or similar benefits upon a change of control transaction.

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

▪	Base salary;
▪	Stock option awards and/or equity based compensation;
▪	Discretionary cash bonuses;
▪	Commissions for sales of Company products and services; and
▪	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities.   The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity similar to the Company.

During the Company’s 2010 fiscal year it paid its executive officers the following base salaries:

▪	J.W. Roth was paid a base salary of $180,000, which was raised to $210,000 on October 1, 2010.
▪	David Lavigne was paid a base salary of $180,000, which was raised to $210,000 on October 1, 2010.
▪	Kent Kiefer was paid an annual base salary of $100,000 through the date of his resignation.
▪	Mark Labertew was paid an annual base of $180,000, which was decreased on October 1, 2010 to $150,000 through the date of his resignation.
▪	Delray Wannemacher was paid an annual base salary of $180,000.

Stock Option Plan Benefits – Each of the Company’s executive officers is eligible to be granted awards under the Company’s equity compensation plans.  The Company believes that equity based compensation helps align management and executives’ interests with the interests of our shareholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint.   At the present time, we have one equity incentive plan for our management and employees, the 2009 Stock Option Plan.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.  The Company has granted certain of its executive officers (and other key employees) stock options, including Messrs. Kiefer and Labertew.

Discretionary Annual Bonus. Discretionary cash bonuses are another prong of our compensation plan.  The Board of Directors believes that it is appropriate that executive officers and other employees have the potential to receive a portion of their annual cash compensation as a cash bonus to encourage performance to achieve key corporate objectives and to be competitive from a total remuneration standpoint.

We have no set bonus formula for determining or awarding discretionary cash bonuses to our other executives or employees. In determining whether to award bonuses and the amount of any bonuses, we have taken and expect to continue to take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as the Company’s overall performance including cash flow and other operational factors.

During fiscal 2010, we paid discretionary cash bonuses to certain of the Company’s executive officers (being Messrs. Roth, Lavigne and Kiefer).  In general the bonuses paid to these executive officers were determined by the Board after considering the following factors: sales generated by each executive and improvements in Company operations oversaw by that executive.

Cash Commissions.  The Company has placed a significant amount of emphasis on its executive officers’ ability to help grow the Company’s business through organic growth.  As such the Company has adopted certain commission formulas for paying its executive officers commissions on sales of memberships and other services provided by the Company.  Generally, these commissions were for the sale of memberships and issue contracts.

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance.

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2009 Stock Option Plan, the Company has granted certain of its executive officers stock options during the Company’s 2009 and 2010 fiscal years.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2010.

	Option Awards
	Number of Securities
	Underlying Unexercised
	Options (#)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date

Kent Kiefer, Former CEO and CFO (1)	650,000	-	0.29	08/01/2013
Mark Labertew, Former CEO and CFO (2)	250,000	-	0.65	12/03/2011

(1)  Upon being appointed as an executive officer Mr. Kiefer was granted a stock option.  Upon his resignation on June 1, 2010, in consideration for certain services and releases, the Company agreed to deem 650,000 of the shares underlying the option vested and exercisable through August 1, 2013.    The option is exercisable at $0.29 per share.

(2)  Upon being appointed as an executive officer on August 2, 2010 Mr. Labertew was granted an option to acquire 1,000,000 shares of Company common stock, exercisable at $0.65.  Upon his resignation on December 3, 2010, in consideration for certain services and releases, the Company agreed to deem 250,000 of the shares underlying the option vested and exercisable through December 3, 2011.

Compensation of Directors

To date, the Company has not provided any of the persons serving as on its directors any separate or additional consideration for serving on the Board.  Although each of the persons who served on the Company’s Board of Directors during fiscal 2010 also served as executive officers, all compensation they received was provided in their capacity as executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s Common Stock at April 1, 2011, was 32,345,857.  Additionally, as of April 1, 2011, the Company had 398,477 shares of its Series A Convertible Preferred Stock Outstanding (the “Series A Stock”).  Holders of shares of Series A Stock vote as a single class with the Common Stock, and each share of Series A Stock is entitled to eight votes per share.  The following table sets forth the beneficial ownership of the Company’s common stock and Series A Stock as of March 21, 2011 by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership	Series A Preferred Stock - Beneficial Ownership	Percent of Voting Stock
J.W. Roth 2 North Cascade Ave, #1400 Colorado Springs, CO 80903	Co-Chairman & CEO	5,206,000 (1)	83,334 (1)	16.5%

David Lavigne 2 North Cascade Ave, #1400 Colorado Springs, CO 80903	Co-Chairman & CFO	3,904,500 (2)	0	11%

Michael Genho 2 North Cascade Ave, #1400 Colorado Springs, CO 80903	President – World Wide Premium Packers, Inc.	125,000 (3)	0	*

All current directors and executive officers as a group (three persons)		9,235,500	83,334	27.5%

* Equals less than one percent.

(1)
Mr. Roth owns 2,603,000 shares of Company common stock, and his spouse also owns 2,603,000 shares of Company common stock.  Both Mr. Roth and his wife each own 41,667 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is entitled to eight votes per share and is currently convertible into eight shares of the Company’s common stock.

(2)	Consists of 3,904,500 shares of common stock.

(3)	Consists of 125,000 options that are either vested or vest on April 1, 2011. Does not include options to acquire 375,000 shares of common stock that vest on July 1, 2011 and thereafter.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s voting stock as of April 1, 2011, by each person (other than the directors and executive officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Voting Stock

BOCO Investments, LLC 262 East Mountain Ave. Fort Collins, Colorado 80524	3,123,104 (2)	8.8%

WestMountain Prime LLC 262 East Mountain Ave. Fort Collins, Colorado 80524	1,955,227 (3)	5.5%

WestMountain Asset Management, Inc. 262 East Mountain Ave. Fort Collins, Colorado 80524	1,698,713 (4)	4.8%

(1)	Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
(2)
Consists of 2,789,768 shares of common stock and 41,667 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is currently entitled to eight votes per share and convertible into eight shares of Company common stock.

(3)	Based solely on Schedule 13D filed by the reporting person on March 2, 2010. Consists of 2,789,768 shares of Company common stock.
(4)	Based solely on Schedule 13D filed by the reporting person on July 9, 2010.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plan in the form required by Item 201(d) of Regulation SK.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The Company’s Board of Directors as a whole is charged with reviewing and approving all related party transactions. There have not been any transactions, or proposed transactions, to which the Company was or is to be a party, in which any Company director, officer, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except those outlined below.  On February 24, 2010 the Company completed a merger transaction whereby AMI became a wholly owned subsidiary of the Company (the “AAEX Merger”).  The following disclosure is with respect to material transactions between the Company and related parties since February 24, 2010, and with respect to material transactions between AMI and related parties since its inception.

1.     In March 2009, EdgeWater Research Partners, LLC assigned various assets (customer contracts and related customer relationships) to AMI in consideration for 1.5 million shares of AMI common stock.  David Lavigne is a control person of EdgeWater Research Partners, LLC, and also is an officer and director of the Company and a founding member of AMI.  As a result of the AMI Merger each share of AMI common stock was converted into the right to receive 2.603 shares of Company common stock.

2.     In March 2009, funds advanced to AMI by Mr. Roth were converted into 800,000 shares of AMI common stock.  As a result of the AMI Merger each share of AMI common stock was converted into the right to receive 2.603 shares of Company common stock.

3.     On May 18, 2010, the Company entered into a Management Services Agreement with WWPP.  WWPP agreed to pay the Company $75,000 per month for the services performed pursuant to that agreement.  J.W. Roth is an officer and director and founding member of WWPP, and also is an officer and director of the Company.

4.     On September 29, 2010, the Company agreed to redeem 1.3 million shares of its common stock from David Nahmias, a person who then held greater than 5% of the Company’s outstanding common stock for aggregate consideration of $37,500.

5.     On October 8, 2010, WWPP merged with and into a wholly owned subsidiary of the Company and became a wholly owned subsidiary of the Company.  Each outstanding share of WWPP common stock on the closing date was converted into the right to receive shares of the Company’s Series A Preferred Stock.   Each WWPP shareholder was entitled to receive one share of Series A Preferred Stock for every 24 shares of WWPP common stock held.  At the time of the transaction J.W. Roth was an officer, director, and significant shareholder of WWPP, and also served as an officer and director of the Company.

6.     On December 15, 2010, WWPP entered into an agreement for an office lease of $800 per month on a month to month basis.  This facility is used for WWPP office operations.  The building is owned by a related party.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Roth and Lavigne.  Neither of the directors are considered “independent” as that term defined by Section 803A of the NYSE Amex Company Guide inasmuch as each of the directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwarth”) billed us aggregate fees in the amount of approximately $50,000 for the fiscal year ended December 31, 2010, and approximately $18,000 for the fiscal year ended December 31, 2009.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, review of the interim consolidated financial statements included in our reports on Forms 10-Q and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

GHP Horwath billed us aggregate fees in the amount of $9,500 for the fiscal year ended December 31, 2010, for audit services performed relating to the acquisition of WWPP, and $0 in 2009.

Tax Fees

GHP Horwath did not bill us for any tax fees for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

GHP Horwath did not bill us for any other fees for the fiscal years ended December 31, 2010 and 2009.

Audit Committee’s Pre-Approval Practice

Inasmuch as the Company does not have an audit committee, the Company’s board of directors performs the functions of its audit committee.  Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

The board of directors has adopted resolutions that provide that the board must:

Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the 1934 Act.

Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the 1934 Act that the auditors propose to provide to us or any of our subsidiaries.

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2010 fiscal year.

PART IV

Item 15. EXHIBITS

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger and Reorganization with Accredited Members, Inc. (1)
2.1.2	Agreement and Plan of Merger and Reorganization with World Wide Premium Packers, Inc. (2)
2.1.3	Amendment No. 1 to the Agreement and Plan of Merger and Reorganization with World Wide Premium Packers, Inc. (2)
3.1.1	Articles of Incorporation. (3)
3.1.2	Amendment to Articles of Incorporation. (4)
3.1.3	Amendment to the Articles of Incorporation. (5)
3.2	Bylaws. (6)
10.1	Form of 10% Accredited Members Inc., Convertible Promissory Note. (1)
10.2	2009 Stock Option Plan. (1)
10.3	Management Services Agreement with World Wide Premium Packers, Inc. (7)
10.4	Management Services Agreement with Malemark, Inc. (2)
16.1	Letter from Cordovano and Honeck LLP dated February 24, 2010. (1)
21.1	Subsidiaries of the Registrant. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32	Section 1350 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.

(1)           Incorporated by reference from Form 8-K dated February 24, 2010, and filed on February 25, 2010.
(2)           Incorporated by reference from Form 10-Q for the quarter ended September 30, 2010, and filed on November 15, 2010.
(3)           Incorporated by reference from Form SB-2 Registration Statement, January 29, 2007.
(4)           Incorporated by reference from Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.
(5)           Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
(6)           Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
(7)           Incorporated by reference from Form 8-K dated May 18, 2010, and filed on May 24, 2010.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION

Date: April 5, 2011	By:	/s/ Dave Lavigne
Chief Financial Officer

Date: April 5, 2011	By:	/s/ J.W. Roth
Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Accredited Members Holding Corporation and in the capacities and on the dates indicated.

Date: April 5, 2011	By:	/s/ J.W. Roth
J.W. Roth, Co-Chairman

Date: April 5, 2011	By:	/s/ Dave Lavigne
David Lavigne, Co-Chairman

ACCREDITED MEMBERS HOLDING CORPORATION
YEARS ENDED DECEMBER 31, 2010 AND 2009
CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets as of December 31, 2010 and 2009	F-3
Statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009	F-4
Statements of shareholders’ equity/member’s equity and comprehensive loss for the years ended December 31, 2010 and 2009	F-5
Statements of cash flows for the years ended December 31, 2010 and 2009	F-6
Notes to financial statements	F-7 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Accredited Members Holding Corporation:

We have audited the accompanying consolidated balance sheets of Accredited Members Holding Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2010, and for the period from March 11, 2009, through December 31, 2009 (Successor Period); and the related statements of operations, member’s equity, and cash flows for the period from January 1, 2009, through March 10, 2009 (Predecessor Period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accredited Members Holding Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the successor periods and predecessor period, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Accredited Members, Inc. succeeded to the business operations of the Predecessor on March 11, 2009.  As a result, the financial statements of the Successor and the Predecessor are not comparable in all respects.

As discussed in Note 3 to the consolidated financial statements, in October 2010, the Company acquired all of the issued and outstanding common stock of World Wide Premium Packers, Inc.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $2,600,000 and used net cash in operating activities of approximately $2,100,000 in 2010, and has an accumulated deficit of approximately $4,200,000 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
April 5, 2011

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$511,626	$564,883
Accounts receivable, net	362,245	143,570
Inventory	83,229	-
Prepaid expenses and other	172,120	99,244
Assets held for sale	-	14,336
Investment in marketable securities	525,367	-
Subscription receivable	-	10,000
Total current assets	1,654,587	832,033

Property and equipment, net	379,466	215,894
Intangible assets	1,488,398	12,500
Cost investments	368,000	-
Investment in debt securities	40,330	-
Investment in derivative warrants	24,827	-
Deposits and other assets	6,294	-
	2,307,315	228,394
Total assets	$3,961,902	$1,060,427

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$154,798	$16,671
Accrued expenses	436,011	42,975
Deferred revenue	655,911	239,117
Total current liabilities	1,246,720	298,763
Convertible notes payable:
Related parties	100,000	100,000
Other	100,000	137,500
Deferred rent liability	13,855	-
Derivative liability	707,000	-
	920,855	237,500
Total liabilities	2,167,575	536,263

Shareholders' equity:
Preferred stock; $0.10 par value; authorized shares - 1,000,000
Series A; authorized shares - 425,000
Series A; issued and outstanding shares - 398,477	1,435,000	-
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 32,625,859 and 31,325,859
(2010) and 25,554,014 (2009)	31,325	25,554
Additional paid-in capital	4,646,602	2,087,666
Other comprehensive loss	(136,584)	-
Accumulated deficit	(4,182,016)	(1,589,056)
Total shareholders' equity	1,794,327	524,164
Total liabilities and shareholders' equity	$3,961,902	$1,060,427

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Successor Company		Predecessor Company
	Year	March 11	January 1
	ended	through	through
	December 31,	December 31,	March 10,
	2010	2009	2009
Revenue:
Investment and management services, net	$1,959,504	$226,783	$125,690
Premium meat products, net	72,092	-	-
Total net revenue	2,031,596	226,783	125,690
Cost of revenue:
Investment and management services	890,592	187,831	63,248
Premium meat products	97,260	-	-
Total cost of revenue	987,852	187,831	63,248
Gross profit	1,043,744	38,952	62,442
Operating expenses:
General and administrative	2,149,716	931,767	35,265
Selling and marketing	1,174,102	677,581	-
Total operating expenses	3,323,818	1,609,348	35,265
Operating (loss) income	(2,280,074)	(1,570,396)	27,177
Other income (expense):
Interest expense:
Related parties	(10,000)	(6,343)	-
Other	(10,741)	(18,384)	-
Loss on value of derivatives	(377,858)	-	-
Impairment of marketable securities	(261,800)	-	-
Related party management fees	337,500	-	-
Other income, net	10,013	6,067	-
	(312,886)	(18,660)	-
Net (loss) income	(2,592,960)	(1,589,056)	27,177

Other comprehensive loss:
Unrealized loss from available for sale securities	(136,584)	-	-

Comprehensive (loss) income	$(2,729,544)	$(1,589,056)	$27,177

Net loss per share - basic and diluted	$(0.09)	$(0.08)	$ N/A

Weighted average number of common shares
outstanding - basic and diluted	29,445,328	19,414,168	N/A

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY / MEMBER'S EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

						Additional		Other
	Member's	Common stock		Preferred stock		paid-in	Accumulated	comprehensive
	Equity	Shares	Amount	Shares	Amount	capital	deficit	loss	Total
Predecessor company:
Balance, January 1, 2009	$(42,411)	-	$-	-	$-	$-	$-	$-	$(42,411)
Contributation from member	25,000								25,000
Contribution of services by member	32,000								32,000
Distribution to member	(61,000)								(61,000)
Net income	27,177								27,177
Balance, March 10, 2009	$(19,234)	-	$-	-	$-	$-	$-	$-	$(19,234)
Successor company:
Balance, March 11, 2009		-	$-	-	$-	$-	$-	$-	$-
Initial sale of common stock to founding
shareholders for cash		8,850,200	8,850	-	-	161,150	-	-	170,000
Issuance of common stock in settlement of
related party payable		2,082,400	2,082			37,918			40,000
Issuance of common stock upon acquisition of
EdgeWater customer contracts and relationships		3,904,500	3,905			71,095			75,000
Conversion of debt to common stock		3,039,437	3,040			347,260			350,300
Sale of common stock for cash and subscription,
net of offering costs of $18,852		2,424,270	2,424			677,226			679,650
Issuance of common stock for services		47,203	47			13,553			13,600
Issuance of warrants for services						347,735			347,735
Exercise of warrants		5,206,000	5,206			294,794			300,000
Vesting of options for services						136,935			136,935
Net loss							(1,589,056)		(1,589,056)
Balance, December 31, 2009		25,554,010	25,554	-	-	2,087,666	(1,589,056)	-	524,164
Common stock issued in AAEX merger		3,100,000	3,100			9,394			12,494
Share-based compensation						463,086			463,086
Conversion of debt to common stock		325,849	326			37,174			37,500
Sale of common stock		3,316,000	3,315			2,068,959			2,072,274
Exercise of stock options		130,000	130			14,723			14,853
Exercise of warrants		200,000	200			1,800			2,000
Repurchase of common stock		(1,300,000)	(1,300)			(36,200)			(37,500)
Issuance of preferred stock in connection with
World Wide Premium Packers acquisition				398,477	1,435,000				1,435,000
Net loss							(2,592,960)		(2,592,960)
Other comprehensive loss:
Unrealized loss from available for sale securities								(136,584)	(136,584)
Comprehensive loss									(2,729,544)
Balance, December 31, 2010		31,325,859	$31,325	398,477	$1,435,000	$4,646,602	$(4,182,016)	$(136,584)	$1,794,327

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor company		Predecessor company
	Year	March 11,	January 1,
	ended	through	through
	December 31,	December 31,	March 10,
	2010	2009	2009
Cash flows from operating activities
Net (loss) income	$(2,592,960)	$(1,589,056)	$27,177
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization expense	73,341	83,638	-
Stock-based compensation expense	463,086	498,270	-
Gain on sale of marketable securities	(15,583)	-	-
Impairment on marketable securities	261,800	6,864
Loss on value of derivatives	377,858	-	-
Company expense paid by related party	-	40,000	-
Bad debt expense	24,020	-	-
Accretion of discount on debt securities	(6,338)	-	-
Contribution of services by member	-	-	32,000
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(242,695)	(143,570)	3,480
Prepaid expenses and other	67,176	(99,244)	-
Inventory	(83,230)	-	-
Accounts payable	42,490	59,646	(22,407)
Accrued expenses	393,036	-	-
Deferred revenue	(922,121)	239,117	(1,382)
Deferred rent liability	13,855	-	-
Net cash (used in) provided by operating activities	(2,146,265)	(904,335)	38,868
Cash flows from investing activities
Purchase of debt and equity securities	(80,100)	-	-
Sale of investment securities	39,281	-	-
Cash acquired from AAEX acquisition	11,494	-	-
Cash acquired from WWPP acquisition	204,108	-	-
Purchase of property and equipment	(143,402)	(258,232)	-
Net cash provided by (used in) investing activities	31,381	(258,232)	-
Cash flows from financing activities
Proceeds from debt offering	-	587,800	-
Proceeds from exercise of warrants	2,000	300,000	-
Proceeds from stock options excerised	14,853	-	-
Proceeds from issuance of common stock, including 2009 subscription received in 2010	2,082,274	839,650	-
Repurchase of common stock	(37,500)	-
Contributions from member	-	-	25,000
Payments on line of credit	-	-	(1,410)
Distributions to members	-	-	(61,000)
Decrease in bank overdraft	-	-	(900)
Net cash provided by (used in) financing activities	2,061,627	1,727,450	(38,310)
Net (decrease) increase in cash and cash equivalents	(53,257)	564,883	558
Cash and cash equivalents, beginning	564,883	-	-
Cash and cash equivalents, ending	$511,626	$564,883	$558
Supplemental disclosure of cash flow information
Cash paid for interest	$21,053	$22,164
Supplemental disclosure of non-cash investing and financing activities
Acquisition of customer contracts and relationships from predecessor
company in exchange for common stock	$-	$75,000
Common stock issued in satisfaction of related party advance payable	$-	$40,000
Conversion of notes payable to common stock	$37,500	$350,300
Common stock issued in connection with AAEX merger	$12,494	$-
Increase in investments and deferred revenue	$1,338,916	$-
Preferred stock (including derivative liability )issued in connection with WWPP acquisition	$1,766,000	$-
Sale of investments pending cash settlement	$42,890	$-
Issuance of shares for subscription receivable	$-	$10,000
Transfer of equipment to assets held for sale	$-	$14,336
Reclassification of assets held for sale to property and equipment	$14,336	$-

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS

Organization:

On February 24, 2010, Across America Real Estate Exchange, Inc. (“AAEX” or “Across America”) entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Accredited Members, Inc. (“AMI”). Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity in that transaction (the “Merger Transaction”).  As such, upon closing the Merger Transaction AMI became a wholly-owned subsidiary of Across America. Across America acquired all of the outstanding shares of AMI through the issuance of an aggregate of 25,554,010 shares of Across America common stock, with each single AMI common share being entitled to receive approximately 2.603 shares of Across America common stock.  Effective May 11, 2010, AAEX changed its name to Accredited Members Holding Corporation (“AMHC” or the “Company”).  As used herein, the term the “Company” is intended to refer to AMHC and its subsidiaries on a post-Merger Transaction basis.

AMI, headquartered in Colorado Springs, Colorado, was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from EdgeWater Research Partners, LLC (“EdgeWater” or the “Predecessor”), a Colorado limited liability Company. The EdgeWater customer contracts and related customer relationships were determined to meet the definition of a “business”, as defined by accounting standards.  AMI, which had no operations from its formation date to the date of the EdgeWater acquisition, acquired the customer contracts/relationships on March 11, 2009, for 1.5 million shares of common stock valued at $75,000, their estimated fair value at the date of acquisition.

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

AMI’s proprietary members-only website, the primary function of which is to serve as a financial enhancement tool, went “live” in July 2009.  AMI’s online community is designed to provide investors with a vital resource to assist in the discovery of new investment ideas, access to independent research and interaction with other successful investors.  Upon joining, members must represent to AMI that meet certain sophistication and net worth criteria.

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS (CONTINUED)

On July 23, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization (the “WWPP Agreement”) with World Wide Premium Packers, Inc. (“WWPP”), a related party affiliate and AMHC Acquisition Corp., a newly-formed, wholly-owned subsidiary of the Company. On October 8, 2010, AMHC acquired all of the outstanding common stock of WWPP. As a result, WWPP became a wholly-owned subsidiary of AMHC (Note 3).  WWPP procures, processes, and markets premium meat products.  WWPP has a license agreement with Pat Boone (an American singer, actor and writer) that grants WWPP a perpetual exclusive world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.

As of December 31, 2010, the Company, through its subsidiaries described above, has three reporting segments: Investment Services and Management Services, provided through AMI, and Premium Meat Products, provided through WWPP (Note 13). Through March 2010, the Company operated in only one segment, Investment Services.

Management's plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $2.6 million for the year ended December 31, 2010, and has an accumulated deficit of approximately $4.2 million at December 31, 2010. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date, the Company has financed its operations in large part by raising debt and equity capital.  The Company has no revolving loan agreement in place with any financial institution, so to the degree that it is unable to establish profitability through the operations of the business, it will likely continue to rely on additional debt or equity financing. As a consequence, if the Company is unable to achieve profitability or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

During the second quarter of 2010, the Company began providing additional services that go beyond its membership, research,and conferencing model; the Company began providing management services.   In October 2010, the Company acquired WWPP.

These new segments have added considerable overhead and cost to the original business plan, which have contributed to the Company’s losses to this point.  While management believes these new segments will eventually make positive contributions to the Company, if management deems that assessment to be inaccurate, or if the time frame in which that occurs extends beyond the Company’s ability to raise additional capital or its desire to incur additional dilution, it may decide to exit these new segments.  While the Company believes that it has the flexibility to scale the Company’s operations back to the original legacy business model and operate it profitably, a decision of that nature could prove adverse.  The Company will continually assess these new segments in terms of their contributions and capital requirements relative to the Company’s need and ability, if necessary, to access additional capital to support them.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions, and profits are eliminated in consolidation.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates are used to account for certain items such as investments, valuation of long-lived assets, including identifiable intangibles, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less, including money market accounts and bank time deposits to be cash equivalents.  At December 31, 2009, cash and cash equivalents included time deposits of approximately $50,000, which were purchased in December 2009 and liquidated in January 2010.  The account balances periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. The Company grants varying payment terms to its customers. Payment terms for valuation reports prepared and sold by the Company typically require a portion of the fee to be paid up front, and the remaining amount due upon report delivery (typically within 45 days of the up-front payment).  Payment terms for memberships vary, but generally are either paid up-front, which includes a small discount, or are paid monthly over the term of the membership. The majority of the accounts receivable are generated from the Issuer Profile Contracts.   These contracts are either paid in full with cash or stock or in monthly payments spread over the term of the contract.  For contracts that provide for payment in stock from the customer (discussed below), a receivable is recorded until the stock certificates have been received.

Two customers comprise approximately 74% of accounts receivable at December 31, 2010; these individual customer balances represent approximately 46% and 28% of the total. Four customers comprise approximately 85% of accounts receivable as of December 31, 2009; these individual customer balances represent approximately 42%, 23%, 13%, and 10% of the total.  No individual customer accounted for more than 10% of net revenues for the years ended December 31, 2010 and 2009.

Ongoing credit evaluations of customers’ financial condition are performed, although collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of December 31, 2010, the allowance for doubtful accounts was $22,500, and no allowance was considered necessary as of December 31, 2009.

Marketable securities:

The Company accepts equity-based payment from certain customers as consideration for services.  This equity-based payment is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to ASC 505-50 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-08, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services)

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All of the Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of shareholders’ equity, until realized. Other-than-temporary declines in market value from original cost are included in operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

Cost method investments:

The Company accepts equity securities of certain customers for which there is no public market in their securities.  These non-marketable equity securities, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  Decreases in fair value below the recorded value is recognized as losses when the decrease is determined to be an other-than-temporary impairment.

Debt securities and derivative warrants:

In 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes. Warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash, or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available-for-sale warrant securities are recognized in other comprehensive income (loss).

Financial instruments:

At December 31, 2010, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model (Note 7).  The fair value of receivables and convertible notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	December 31, 2010
	Level 1	Level 2	Level 3
Cash	$511,626	$-	$-
Investment in marketable securities	525,367	-	-
Investment in debt securities	-	-	40,330
Investment in derivative warrants	-	-	24,827
Derivative liability	-	-	707,000

	Fair value measurement as of
	December 31, 2009
	Level 1	Level 2	Level 3
Cash	$514,883	$-	$-
Bank time deposits	-	50,000	-

Inventories:

Inventory consists of WWPP’s coolers, boxes and other packaging materials for the shipment of meat products. Inventories are stated at cost using the first-in, first-out (FIFO)  method of accounting. Inventory cost is calculated for each inventory component taking into consideration the appropriate cost factors.

Property and equipment:

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred, and improvements are capitalized.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. Based on management’s impairment analysis, a determination was made that no long-lived assets were impaired as of December 31, 2010.

Intangible assets:

Intangible assets at December 31, 2009, consisted of customer contracts and related customer relationships (arising from the acquisition of the EdgeWater business), which was fully amortized in 2010.  In October 2010, in connection with the acquisition of WWPP, the Company allocated a portion of the purchase price to a trademark license agreement with Pat Boone. This trademark license was determined to have an indefinite useful life and is not currently amortized.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the estimated fair value of an intangible asset with its carrying amount.    Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  No impairment was identified on the Company’s indefinite-lived intangible asset through December 31, 2010.

Website development costs:

The Company capitalizes certain costs incurred in designing, developing, testing and implementing enhancements to its website. These costs are amortized over the estimated useful life of five years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred Website costs are included in property and equipment in the Company’s accompanying balance sheet (Note 4).

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

AMI membership service contracts typically consist of multiple deliverables, including web-based services over the membership term, advertising space in the Company’s magazine publications, and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's price sold on a stand-alone basis. Revenue is recognized once products are delivered, services are provided or over the term of the contract.  For valuation products that are sold to customers, such as valuation reports, revenues are recorded upon delivery and acceptance of the product to the customer. Management services revenue is recognized as services are provided.  Deferred revenue represents contractual billings in excess of revenue recognized.

In March 2010, AMI began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  Fees paid to third parties for their advertising slots during the year ended ended December 31, 2010, were $162,500, and were reflected as a reduction in net revenue on the consolidated statements of operations.

In November 2010, WWPP commenced revenue-generating activities. The Company began deriving revenue from the sale of premium meat products to consumers through the Company’s website.  The Company records revenue upon delivery of the product to the consumer.  Product returns have not been significant through December 31, 2010.  WWPP also sells gift cards for which a liability is established for its cash value upon issuance of the gift card.  The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards are to be used to purchase premium meat products.  The gift cards are expected to be redeemed within one year.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management evaluates the terms of its WWPP sales in consideration of the criteria outlined in Principal Agent Consideration with regards to its determination of gross respect to gross versus net reporting of revenue for transactions with customers.  The Company sells, through its website, premium meat and other products. In these transactions, management has determined that the Company (i) acts as principal; (ii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) has latitude in establishing price with the customer.  For these transactions, the Company recognizes revenue on a gross basis.

Shipping:

Outbound shipping revenues to customers are included in net revenue. Outbound shipping-related costs are included in net revenue against the outbound shipping revenues. During the year ended December 31, 2010, approximately $2,000 was reflected as a reduction to net revenue.

Stock-based compensation:

The Company accounts for stock-based compensation under ASC 718, Share-Based Payment.  ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718 also requires the stock-based compensation expense to be recognized over the period of service in exchange for the award (generally the vesting period).  The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black-Scholes model.

Income taxes:

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company records income tax-related interest and penalties as a component of income tax expense. No interest or penalties were incurred for the years ended December 31, 2010 and 2009. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and preferred stock aggregating 8,650,269 and 4,305,796 as of December 31, 2010 and 2009, respectively (adjusted to reflect the terms of the Agreement and its prescribed exchange ratio), have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs in 2010 and 2009 were approximately $565,700 and $180,500, respectively.

Reclassifications:

Certain reclassifications to the 2009 cash flow statement have been made in order to conform it to the 2010 cash flow statement presentation.  There was no change in the 2009 net cash flows from operating, investing or financing activities.

Recently issued and adopted accounting pronouncements:

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements.

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

NOTE 3 – BUSINESS ACQUISITION

On October 8, 2010, (the “Closing Date”) AMHC acquired all of the issued and outstanding common stock of WWPP, a related-party affiliate, in which AMHC’s CEO/Chairman of its Board of Directors was also an officer and significant shareholder of WWPP.  As a result, WWPP became a wholly-owned subsidiary of the Company on October 8, 2010.

As consideration for the acquisition, AMHC issued 398,477 shares of its Series A Convertible Preferred Stock (the “Series A Preferred”), immediately convertible at the option of the holder into eight shares of AMHC’s common stock.  At the date of the acquisition, the market value of AMHC’s common stock was $0.45 per share.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 3 – BUSINESS ACQUISITION (CONTINUED)

Each Series A Preferred shareholder may be entitled to contingent consideration consisting of an additional 20.8 shares of common stock upon conversion of each Series A Preferred share should WWPP achieve pre-tax operating income over a period of six consecutive months of at least $1 million by October 8, 2013, as defined. At October 8, 2013, should this threshold not be met, each share of remaining outstanding Series A Preferred shall automatically be converted into eight shares of the Company’s common stock.

The acquisition of WWPP was accounted for using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.  The purchase price was determined to be approximately $1.77 million.  Management’s estimate of the purchase price was based primarily on the fair value of the Company’s common stock underlying the preferred stock issued.  The preferred stock issued in the acquisition includes an embedded conversion feature, which has been bifurcated and presented as a liability based on factors indicating this conversion feature is not indexed to the Company’s common stock.

The fair value of the derivative liability at the Closing Date was determined to be approximately $331,000 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the authoritative guidance for fair value measurements. In accordance with the authoritative guidance for business combinations, the derivative liability will be subject to further valuation and re-measurement at interim reporting dates with any changes recognized in earnings (Note 7).

The allocation of the purchase price is based on management’s determination of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing Date. The following table summarizes the allocation of the purchase price:

Estimated
fair value
Cash	$204,108
Prepaid expenses	101,956
Property and equipment	66,675
Intangible asset	1,488,398
Total assets	1,861,137
Accounts payable	(95,137)
Purchase price	$1,766,000

The accompanying consolidated statement of operations for the year ended December 31, 2010, reflects the operating results of WWPP from the date of acquisition.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred as of the beginning of 2010 (WWPP was formed in February 2010, and therefore no proforma information is applicable to 2009).  The unaudited pro forma results do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of the period presented, or of future results of operations.  Unaudited proforma results for 2010 are as follows:

Total revenues	$2,031,596
Net loss	$(3,463,371)
Net loss per share—basic and diluted	$(0.12)

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, property and equipment consists of the following:

	December 31,	December 31,
	2010	2009
Website development	$326,882	$223,566
Accounting software	63,225	-
Furniture and fixtures	25,265	9,256
Equipment	46,073	4,210
	461,445	237,032
Less accumulated depreciation and amortization	(81,979)	(21,138)
	$379,466	$215,894

During the quarter ended June 30, 2010, management made a decision to reclassify $14,336 of equipment previously presented as assets held for sale to property and equipment, due to management’s intention to utilize such equipment in operations.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2010 and 2009, was $60,841 and $21,138, respectively.

NOTE 5 – INTANGIBLE ASSETS

At December 31, 2010, the Company’s intangible asset consists of a license agreement with Pat Boone, which was acquired in the WWPP acquisition. The license agreement with Pat Boone grants WWPP a perpetual, worldwide license to use Mr. Boone’s  name and likeness in connection with the Company’s marketing and sale of premium meats.  The carrying value of this license is approximately $1,488,000 at December 31, 2010.   At December 31, 2009, intangible assets with a carrying value of $12,500 consist of customer contracts and related customer relationships acquired from EdgeWater on March 11, 2009. This intangible asset was fully amortized in 2010.

NOTE 6 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of thirteen unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of December 31, 2010, are as follows:

		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$693,087	$68,879	$(238,599)	$525,367

During the year ended December 31, 2010, the Company recognized an other-than-temporary impairment of two marketable securities by reclassifying $261,800 from other comprehensive loss (a component of shareholders’ equity) to the statement of operations.  The Company also reduced its cost basis of its investment in marketable securities by $261,800.  The sale of securities for the year ended December 31, 2010, included realized gains of $15,818 recognized on the statement of operations and realized losses of $235.  As of December 31, 2010, the Company has a receivable from the sale of securities of $42,890, which was collected in 2011.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 6 – INVESTMENTS (CONTINUED)

At December 31, 2010, the remaining gross unrealized loss after recognition of the other-than-temporary impairment was $238,599 due to a decrease in the fair value of certain marketable securities in “microcap” and “small-cap” companies. The Company intends to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value.  As such, the Company does not consider these eight investments to be other-than-temporarily impaired at December 31, 2010.

Cost method investments:

During the year ended December 31, 2010, the Company accepted non-marketable equity securities in lieu of cash from four privately-held companies (customers).  The Company has no ability to exercise significant influence over these companies, and these companies’ securities are not traded on an exchange or considered readily marketable; therefore, these investments are accounted for under the cost method.  The Company is not aware of events or changes in circumstances that have occurred during the year ended December 31, 2010, or subsequent to year-end, that may have a significant adverse effect on these investments. As of December 31, 2010, cost method investments totaled $368,000.

Debt securities and warrants:

During the year ended December 31, 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies for $50,100 cash. The convertible promissory notes have a total face amount of approximately $50,000 and have a stated interest rate of 8% per annum.  Interest is due quarterly.  Notes for approximately $25,000, (amortized cost of approximately $19,300 at conversion date), were converted in whole during the year ended December 31, 2010 for 124,875 shares of the investee company’s common stock. Notes for the remaining $25,000, (amortized cost of approximately $19,100 as of December 31, 2010), are due in December 2012, and may be converted in whole or in part into shares of common stock at $1.60 per share.  Discount accretion of $6,338 was recognized as other income for the year ended December 31, 2010.

In addition to the convertible notes, the Company received warrants to purchase up to 12,500 shares of common stock exercisable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of restricted common stock of the other company exercisable at $0.50 per share. The warrants are exercisable immediately and have a term of five years.

The Company allocated the purchase price between the debt securities and warrants based on the fair value of the instruments on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The discount on the remaining note (approximately $5,900 at December 31, 2010) is being accreted to interest income over the term of the note.

In April 2010, the Company purchased $20,000 of 9% senior secured notes, originally due on August 9, 2010.  The debtor had the option to extend, and did extend, the maturity date to December 8, 2010. As of December 31, 2010, the Company has requested to convert this note into equity shares. The Company has recorded the investment at cost which, due to its short duration, approximates its fair value.

NOTE 7 – DERIVATIVE LIABILITY

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity.” This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion features that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at December 31, 2010 and October 8, 2010 (Acquisition Date) was $707,000 and $331,000, respectively. The change in the fair value of the embedded conversion feature of $376,000 was recognized as a loss on value of derivatives on the consolidated statements of operations.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 7 – DERIVATIVE LIABILITY (CONTINUED)

The Company uses a probability-weighted discounted cash flow model to calculate fair value of its derivative liability.  Key assumptions used to apply this model included consideration of the term of the conversion option, the fair value of the Company’s common stock, the probability of achieving WWPP earnings thresholds, and a discount rate.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

In March 2009, AMI initiated a private placement of convertible promissory notes. AMI received $587,800 in this placement of promissory notes between May and September 30, 2009.  These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of AMI’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which AMI (now the Company) is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).  The Company determined that the notes did not have any beneficial conversion features, as the conversion price equaled or exceeded the estimated fair value of the Company’s common stock at the measurement date of each issuance. During the year ended December 31, 2009, notes for $350,300 were converted into 3,039,437 shares of common stock. During the year ended December 31, 2010, an additional $37,500 was converted into 325,849 shares of common stock (the number of shares issued upon conversion was adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments:

The Company’s previous office lease expired in June 2010.  Therefore, in May 2010, the Company entered into a new office lease that expires in December 2015, with the option to extend for five additional years, and requires lease payments of approximately $3,400 per month for the first year, escalating up to approximately $4,700 per month in the fifth year.

Lease expense was approximately $58,200 and $37,000 for the years ended December 31, 2010 and 2009, respectively.

The future minimum lease payments for Company for the next five years is as follows:

2011	$37,600
2012	52,000
2013	53,800
2014	55,500
2012	56,400
$255,300

In connection with the acquisition of WWPP, the Company entered into a month-to-month lease for office space in Wyoming.  The Company recognized $800 in related party rent for the year ended December 31, 2010.

On October 1, 2010, the Company entered into a supply agreement with a meat packing company located in Texas.  Pursuant to the terms of this Agreement, the Company is to purchase premium meat products exclusively from this company for a one-year period.  The loss of this supplier could potentially have an adverse effect on the Company’s ability to maintain shipments of it premium meat products.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

License agreement:

Pursuant to terms of the License with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month, as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments.

Contingencies:

From time to time, we may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 10 – INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010, the Company has approximately $3,600,000 of net operating loss carry-forwards which will expire in 2029 and 2030. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

The deferred tax assets (liabilities) and associated valuation allowance at December 31, 2010 and 2009, are as follows:

	2010	2009
Current assets (liabilities):
Investments and derivatives	$248,000	$-
Prepaid and other assets	8,500	(46,696)
Valuation allowance	(256,500)	-
Net operating loss carryforwards	-	46,696
	-	-
Non-current assets (liabilities):
Intangible assets	31,500	4,750
Property and equipment	(36,500)	-
Net operating loss carryforwards	1,474,000	694,808
	1,469,000	699,558
Valuation allowance	(1,469,000)	(699,558)
Net deferred tax assets	$-	$-

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 10 – INCOME TAXES (CONTINUED)

No income tax benefit was recognized for the years ended December 31, 2010 and 2009, as indicated below:

	2010	2009
Deferred tax benefit:
Federal	$1,146,600	$397,400
State	134,900	46,600
	1,281,500	444,000
Increase in valuation allowance	(1,281,500)	(444,000)
	$-	$-

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2010	2009
Statutory rate	34%	34%
State taxes	4	4
Non-deductible incentive stock option expense	(1)	(18)
Valuation allowance	(37)	(20)
Effective rate	0%	0%

NOTE 11 – SHAREHOLDERS’ EQUITY

Preferred stock:

Of the 10,000,000 (this was increased to 10 million in December 2010) shares of the Company’s authorized Preferred Stock, ($0.10 par value per share), 425,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Preferred”).  The holders of outstanding shares of Series A Preferred are entitled to notice of any shareholders’ meeting and to vote as a single class with the common stock upon any matter submitted for approval by the holders of common stock, on an as-converted basis, as defined. Each share of Series A Preferred shall have eight votes per share. If any dividend or distribution is declared or paid by the Company on common stock, whether payable in cash, property, securities or rights to acquire securities, the holders of the Series A Preferred will be entitled to participate with the holders of common stock in such dividend or distribution, as defined.

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series A Preferred holders may convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the Financial Milestone has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 11 – SHAREHOLDERS’ EQUITY (CONTINUED)

In 2010, the Company initiated two private placements for the sale of up to an aggregate of 7,000,000 shares of common stock. Through December 31, 2010, the Company sold 3,316,000 shares of common stock for total proceeds of $2,073,000.

Sales of unregistered shares from December 31, 2010, through March 31, 2011, included the sale of an additional 1,420,000 shares of common stock at $0.50 per share from one of the offerings that began in July 2010.

Stock options:

Effective March 11, 2009, AMI established the AMI 2009 Stock Option Plan (the “Plan"). The Plan, as amended, covers up to 7,000,000 shares of the Company’s common stock (adjusted to reflect the terms of the AAEX Agreement and its prescribed exchange ratio).  The Plan was assumed by the Company upon AMI becoming a wholly-owned subsidiary (at which time all references to AMI common stock in the Plan were deemed to reference the Company’s common stock). Any employee, consultant or Director of the Company is eligible to participate. The exercise  prices  of  the  options  granted  are  determined  by  the  Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years.

The Company granted stock options to purchase up to 1,900,000 shares of common stock during the year ended December 31, 2010 to six employees.  In addition, upon the resignation of the Company’s former Chief Executive Officer in June 2010, a portion of his options that otherwise would have been forfeited if not exercised within 90 days of his resignation, were deemed vested on August 1, 2010 and exercisable through August 1, 2013.  The additional expense for the stock-based compensation recorded during the year ended December 31, 2010, due to the accelerated terms for the former Chief Executive Officer was approximately $131,000.

The compensation cost that has been included as a charge to general and administrative expense in the statements of operations for stock-based compensation regarding stock options was approximately $246,000 and $137,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was approximately $122,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the year ended December 31, 2010 was $0.19 per share.  The assumptions utilized to determine the fair value of options granted during the years ended December 31, 2010, are as follows:

	2010	2009
Risk free interest rate	0.85-2.02%	1.12-2.01%
Expected volatility	91-104%	96-104%
Expected term	3-5 years	3-5 years
Expected dividend yield	0	0

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 11 – SHAREHOLDERS’ EQUITY (CONTINUED)

The following table sets forth the activity in the Company's Plan for the year ended December 31, 2010:

				Weighted
		Weighted		average
	Shares	average		remaining	Aggregate
	under	exercise		contractual	intrinsic
	option	price		life	value
Outstanding at January 1, 2010	1,796,070 *	$0.28	*
Granted	1,900,000	$0.69
Exercised	(130,000)	$0.12			43,518
Forfeited/cancelled	(1,271,500)	$0.51
Outstanding at December 31, 2010	2,294,570	$0.48		2.99	351,284
Exercisable at December 31, 2010	1,405,772	$0.37		1.58	277,812

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2010.

The following table summarizes the activity and value of non-vested options as of and for the year ended December 31, 2010:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2010	1,057,469	$0.18	*
Granted	1,900,000	$0.19
Vested	(819,012)	$0.31
Forfeited/cancelled	(1,249,659)	$0.25
Non-vested options outstanding at December 31, 2010	888,798	$0.31

*Adjusted to reflect the terms of the Agreement and its prescribed exchange ratio.

On August 2, 2010, pursuant to its 2009 Stock Option Plan, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to its then newly-appointed Chief Executive Officer/Chief Financial Officer.  The option is exercisable at $0.65 per share and is exercisable for a three-year term.  125,000 of the shares underlying the option vested immediately upon grant, and the remaining 875,000 shares vest quarterly on a pro rata basis over a two-year term. Upon the resignation of the Chief Executive Officer/Chief Financial Officer effective December 3, 2010, 250,000 shares were deemed vested and exercisable at $0.65 per share for a three-year term. No other portion of the option shall vest and such unvested portion shall be deemed terminated.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 11 – SHAREHOLDERS’ EQUITY (CONTINUED)

Warrants and other equity transactions:

During the year ended December 31, 2010, existing warrants to purchase approximately 780,000 shares of common stock vested, and approximately $217,000 was recognized as selling and marketing expenses.

During the year ended December 31, 2009, AMI granted warrants to two entities.  These warrants entitled each entity to purchase up to one million shares of the Company’s common stock for $0.30 per share, and they were granted as partial consideration under sales development agreements with these parties.  These warrants were to vest over a two-year term.  Subsequent to the grant, the Company offered these warrant holders an inducement to exercise their warrants by eliminating the vesting provisions and reducing the exercise price to $0.15 per share. Both entities exercised these warrants at that time, for which the Company received cash of $300,000. One of the entities was owned by the Company’s former President. The Company recorded sales and marketing expense of approximately $300,000 related to these warrants.

Prior to the merger transaction, AAEX issued warrants to purchase 200,000 shares of AAEX common stock at a price of $0.01 per share. In March 2010, these warrants were exercised and the Company received cash of $2,000.

During the period from January 1, 2009, through March 10, 2009, the sole member of the Predecessor incurred expenses on behalf of the Predecessor (such as compensation for services and rent) for no consideration. These amounts, which totaled approximately $32,000, have been accounted for as expenses and as an increase in member’s equity in 2009.

NOTE 12 – RELATED PARTY SERVICES AGREEMENT

On May 18, 2010, (prior to the WWPP acquisition), the Company signed a management services agreement (“Management Agreement”) with WWPP.  The Management Agreement calls for the Company to perform management services, including chief executive officer and chief financial officer functions on a fixed-contract basis on behalf of WWPP.  The fee for these services is $75,000 per month.   The Company recognized $337,500 as management services fees from WWPP through the acquisition date as related party management fees on the statements of operations.  Subsequent to the acquisition date, these fees are eliminated in consolidations.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2010 AND
PERIODS FROM MARCH 11, 2009 THROUGH DECEMBER 31, 2009 AND
JANUARY 1, 2009 THROUGH MARCH 10, 2009

NOTE 13 – SEGMENT REPORTING

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. Management evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 1.

The tables below summarize information about the Company’s three reportable segments for 2010.  Through 2009, the Company had only one reportable segment (Investment Services).

	Investment	Management	Premium
	Services	Services	Meat Products	Eliminations	Total
Year Ended December 31, 2010
Sales	$1,784,504	$175,000	$72,092	$-	$2,031,596
Intercompany sales	-	225,000	-	(225,000)	-
Gross profit (loss)	1,018,851	275,062	(25,168)	(225,000)	1,043,745
Depreciation and amortization	66,597	-	6,744	-	73,341
Interest expense	20,741	-	-	-	20,741
Net income (loss)	(1,857,635)	581,508	(1,316,834)	-	(2,592,960)
Total assets	3,555,914	762,500	1,845,190	(2,201,702)	3,961,902
Working capital	664,437	581,508	(838,078)	-	407,867
Impairment on marketable securities	261,800	-	-	-	261,800

NOTE 14 – SUBSEQUENT EVENTS

In February and March 2011, the Company entered into multiple agreements with third parties, for which these parties are to provide the Company with advertising and promotion services in order to promote AMI and WWPP services and products.  The terms of these agreements vary, but do not exceed one year, and aggregate monthly fees total approximately $73,000.