Form 10-Q
period 2011-03-31
Accredited Members Holding Corp
filed 2011-05-16
CIK 1388132

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

There were 32,839,857 shares of the issuer's common stock, par value $0.001, outstanding as of May 9, 2011.

ACCREDITED MEMBERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$461,549	$511,626
Accounts receivable, net	312,818	362,245
Inventory	81,595	83,229
Prepaid expenses and other	219,003	172,120
Investment in marketable securities	650,040	525,367
Total current assets	1,725,005	1,654,587

Property and equipment, net	361,413	379,466
Intangible assets	1,488,398	1,488,398
Cost investments	468,000	368,000
Investment in debt securities	51,671	40,330
Investment in derivative warrants	41,157	24,827
Deposits and other assets	6,294	6,294
	2,416,933	2,307,315
Total assets	$4,141,938	$3,961,902

Liabilities
Current liabilities:
Accounts payable	$212,838	$154,798
Accrued expenses	266,452	436,011
Deferred revenue	579,317	655,911
Total current liabilities	1,058,607	1,246,720
Convertible notes payable:
Related parties	100,000	100,000
Other	100,000	100,000
Deferred rent liability	15,636	13,855
Derivative liability	545,200	707,000
	760,836	920,855
Total liabilities	1,819,443	2,167,575

Equity:
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; authorized shares - 425,000
Series A; issued and outstanding shares - 398,477	1,435,000	1,435,000
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 34,065,859 and 32,765,859
(2011) and 32,625,859 and 31,325,859 (2010)	32,765	31,325
Additional paid-in capital	5,444,846	4,646,602
Other comprehensive loss	(51,142)	(136,584)
Accumulated deficit	(4,534,539)	(4,182,016)
Total AMHC shareholders' equity	2,326,930	1,794,327
Noncontrolling interest (Note 10)	(4,435)	-
Total equity	2,322,495	1,794,327
Total liabilities and equity	$4,141,938	$3,961,902

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue:
Investment and management services, net	$578,513	$266,275
Premium meat products, net	16,987	-
Total net revenue	595,500	266,275
Cost of revenue:
Investment and management services	207,789	175,722
Premium meat products	47,636	-
Total cost of revenue	255,425	175,722
Gross profit	340,075	90,553
Operating expenses:
General and administrative	603,723	406,828
Selling and marketing	282,799	211,416
Total operating expenses	886,522	618,244
Operating loss	(546,447)	(527,691)
Other income (expense):
Interest expense:
Related parties	(2,500)	(2,500)
Other	(2,500)	(3,288)
Gain on derivative liability	161,800	-
Gain on sale of marketable securities	14,079	-
Other income, net	22,455	2,988
	193,334	(2,800)
Net loss	$(353,113)	$(530,491)

Net loss attributable to noncontrolling interest	$(590)	$-

Net loss attributable to AMHC	(352,523)	(530,491)

Net loss	(353,113)	(530,491)

Other comprehensive loss:
Unrealized loss from available for sale securities	85,442	(54,186)

Comprehensive loss	$(267,671)	$(584,677)

Comprehensive loss attributable to noncontrolling interest	$(590)	$-

Comprehensive loss attributable to AMHC	$(267,081)	$584,677

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	32,047,193	26,866,343

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	Total
Balance, January 1, 2011	31,325,859	$31,325	398,477	$1,435,000	$4,646,602	$(4,182,016)	$(136,584)	-	$1,794,327

Share-based compensation					45,839				45,839

Sale of common stock	1,440,000	1,440			718,560				720,000

Sale of subsidiary common stock					33,845			(3,845)	30,000

Net loss						(352,523)		(590)	(353,113)

Other comprehensive loss:
Unrealized loss on available for sale securities							85,442		85,442

Comprehensive loss									(267,671)

Balance, March 31, 2011	32,765,859	$32,765	398,477	$1,435,000	$5,444,846	$(4,534,539)	$(51,142)	$(4,435)	$2,322,495

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(353,113)	$(530,491)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	27,012	24,492
Stock-based compensation expense	45,839	27,647
Gain on sale of marketable securities, net	(10,939)	(2,035)
Gain on conversion of debt security to marketable security	(5,760)	-
Gain on value of derivative warrants	(16,330)	-
Gain on value of derivative liability	(161,800)	-
Bad debt expense	5,000	1,000
Accretion of discount on debt securities	(948)	-
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	44,427	25,070
Prepaid expenses and other	(46,883)	11,784
Inventory	1,634	-
Accounts payable	58,040	19,807
Accrued expenses	(169,559)	(4,597)
Deferred revenue	(218,594)	77,867
Deferred rent liability	1,781	-
Net cash used in operating activities	(800,193)	(349,456)
Cash flows from investing activities
Purchase of debt and equity securities	(30,000)	(50,100)
Sale of investment securities	39,075	-
Cash acquired from AAEX acquisition	-	11,493
Purchase of property and equipment	(8,959)	-
Net cash provided by (used in) investing activities	116	(38,607)
Cash flows from financing activities
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of common stock	720,000	40,000
Proceeds from sale of subsidiary stock	30,000	-
Net cash provided by financing activities	750,000	42,000
Net decrease in cash	(50,077)	(346,063)
Cash, beginning	511,626	564,883
Cash, ending	$461,549	$218,820
Supplemental disclosure of cash flow information
Cash paid for interest	$5,000	$5,741
Supplemental disclosure of non-cash investing and financing activities
Increase in investments and deferred revenue	$142,000	$477,500
Conversion of debt securities to marketable securities	$19,607	$-

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS

Organization:

On February 24, 2010, Across America Real Estate Exchange, Inc. (“Across America”) entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Accredited Members, Inc. (“AMI”). Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity and became a subsidiary of Across America (the “Merger Transaction”).  Effective May 11, 2010, Across America changed its name to Accredited Members Holding Corporation (“AMHC” or the “Company”).

At the date of the Merger Transaction, Across America was a public shell with no significant operations. The acquisition of AMI by Across America was recorded as a reverse acquisition based on factors demonstrating that AMI represented the accounting acquirer. The transaction is equivalent to the issuance of stock by AMI for the net monetary assets of Across America. The historical shareholders’ equity of AMI prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the Across America and AMI common stock, with an offset to additional paid-in capital. The restated consolidated accumulated deficit of the accounting acquirer (AMI) has been carried forward after the exchange.

The Company is headquartered in Colorado Springs, Colorado. It currently operates through its subsidiary corporations, AMI and World Wide Premium Packers, Inc. (“WWPP”).

AMI is primarily a publisher of investment-related research and information regarding microcap companies, which it provides through various channels including its website, print media, and investment conferences.   As part of its services, AMI provides an online social networking website intended for high net-worth investors (www.accreditedmembers.com), as well as certain services to corporate or issuer clients (referred to herein as “Profiles”) – representing multiple types of investor-related services (including web articles, press releases and research).  As a primary component of its services, AMI hosts multiple investment conferences each year that are intended for individuals and companies to identify and build relationships and build awareness of their business plans and operations.  AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies (companies with a market capitalization less than $300 million), and AMI sells business valuation reports that it prepares for customers. AMI’s services are generally sold in the form of customer memberships, which typically have terms of 90 days up to one year.

AMI’s online community is designed to provide investors with a vital resource to assist in the discovery of new investment ideas, access to independent research and interaction with other successful investors.  Upon joining, members must represent to AMI that they meet certain sophistication and net worth criteria.

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS (CONTINUED)

On October 8, 2010, the Company acquired all of the outstanding common stock of WWPP, a related party affiliate. WWPP was formed on February 14, 2010, and had no significant operating activities through March 31, 2010.  WWPP procures, processes, and markets premium meat products.  WWPP has a license agreement with Pat Boone (an American singer, actor and writer) that grants WWPP a perpetual exclusive world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.

Beginning in October 2010, the Company, through its subsidiaries described above, has three reporting segments: Investment Services and Management Services, provided through AMI, and Premium Meat Products, provided through WWPP (Note 11). Through March 2010, the Company operated in only one segment, Investment Services.

The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to quarterly reports on Form 10-Q.  In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary to present a fair statement of its results of operations, financial position and cash flows.  The results reported in these condensed, consolidated financial statement should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, it is suggested that these condensed consolidated financial statement be read in conjunction with the financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $353,000 for the three months ended March 31, 2011, and has an accumulated deficit of approximately $4.5 million at March 31, 2011. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the second quarter of 2010, the Company began providing additional services that go beyond its membership, research, and conferencing model, as the Company (through AMI) began providing management services.  Further, in October 2010, the Company acquired WWPP which operates in a business that is not related to the financial services and information industry.

These new segments have added considerable overhead and cost to the original business plan, which have contributed to the Company’s losses to this point.  While management believes these new segments will eventually make positive contributions to the Company, if management deems that assessment to be inaccurate, or if the time frame in which that occurs extends beyond the Company’s ability to raise additional capital or its desire to incur additional dilution, it may decide to exit these new segments.  While management believes that the Company has the flexibility to scale the operations back to the original legacy business model and operate it profitably, a decision of that nature could prove adverse.  Management will continue to assess these new segments in terms of their contributions and capital requirements relative to the Company’s need and ability, if necessary, to access additional capital to support them.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions, and profits are eliminated in consolidation.

Use of estimates:

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Three customers comprise approximately 83% of net accounts receivable at March 31, 2011; these individual customer balances represent approximately 35%, 32% and 16% of the total. Two customers comprise approximately 74% of net accounts receivable as of December 31, 2010; these individual customer balances represent approximately 46% and 28% of the total.  No individual customer accounted for more than 10% of net revenues for the periods ended March 31, 2011 and 2010.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $27,500, and $22,500, respectively.

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable securities:

The Company accepts equity-based payment from certain customers as consideration for services.  This equity-based payment is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions pursuant to Accounting Standards Codifiction (ASC) 505-50.

All of the Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of equity, until realized. Other-than-temporary declines in market value from original cost are included in operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved with the resulting gains and losses included in non-operating income and expense on the statement of operations.

Cost method investments:

During the three months ended March 31, 2011, the Company accepted equity securities of certain customers for which there is no public market in their securities.  These non-marketable equity securities, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  The Company assesses these investments for impairment when factors may indicate that a decrease in value of the investment has occurred.  The Company recognized losses when the securities are determined to be other-than-temporarily impaired.

Debt securities and derivative warrants:

During the three months ended March 31, 2011, the Company purchased a convertible promissory note and warrant to purchase common stock of a private company. This convertible note in a privately-held company is recorded at net fair value which management determined was $30,000 as of March 31, 2011 (Note 4).

Warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash, or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available-for-sale warrant securities are recognized in other comprehensive income (loss). During the quarter ended March 31, 2011, the Company converted promissory notes of two publicly traded companies into common stock.

Financial instruments:

At March 31, 2011, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model.  The fair value of receivables and convertible notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Companies to determine such fair value.

	Fair value measurement as of
	March 31, 2011
	Level 1	Level 2	Level 3
Cash	$461,549	$-	$-
Investment in marketable securities	650,040	-	-
Investment in debt securities	-	-	51,671
Investment in derivative warrants	-	-	41,157
Derivative liability	-	-	545,200

	Fair value measurement as of
	December 31, 2010
	Level 1	Level 2	Level 3
Cash	$511,626	$-	$-
Investment in marketable securities	525,367	-	-
Investment in debt securities	-	-	40,330
Investment in derivative warrants	-	-	24,827
Derivative liability	-	-	707,000

Level 3 recurring fair value measurements primarily represent the Company’s investment in debt securities and derivative warrants (Note 4) and the derivative liability (Note 5).  The change in carrying values of the Company’s level 3 fair value measurements are as follows:

	Investment	Investment
	in Debt	in Derivative	Derivative
	Securities	Warrants	Liability
Fair value at January 1, 2011	$40,330	$24,827	$707,000
Change in fair value	948	16,330	(161,800)
Conversion of debt securities to marketable securities	(19,607)	-	-
Purchase of debt securities	30,000	-	-
Fair value at March 31, 2011	$51,671	$41,157	$545,200

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets:

Intangible assets consist of a trademark license with Pat Boone, which has an indefinite useful life, and is not currently amortized.  Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the estimated fair value of an intangible asset with its carrying amount.    Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  No impairment was identified on the Company’s indefinite-lived intangible asset through March 31, 2011.

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

In March 2010, AMI began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  There was no third party advertising expense recognized during the three months ended March 31, 2011 and 2010.

In November 2010, WWPP commenced revenue-generating activities. WWPP derives revenue from the sale of premium meat products to consumers through its website, and WWPP records revenue upon delivery of the product to the consumer.  Product returns have not been significant through March 31, 2011.  WWPP also sells gift cards for which a liability is established for its cash value upon issuance of the gift card.  The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards are to be used to purchase premium meat products, and the gift cards are expected to be redeemed within one year of issuance.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and convertible preferred stock aggregating 17,197,240 and 4,377,378 as of March 31, 2011, and March 31, 2010, respectively, have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs for the periods ended March 31, 2011 and 2010, were approximately $212,400 and $39,400, respectively.

Reclassifications:

Certain reclassifications to the 2010 statement of operations have been made in order to conform it to the 2011 statement of operations presentation.

Recently issued and adopted accounting pronouncements:

In December 2010, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Update (ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on the Company's consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2011, and December 31, 2010, property and equipment consists of the following:

	March 31,	December 31,
	2011	2010
	(unaudited)
Website development	$334,382	$326,882
Accounting software	63,225	63,225
Furniture and fixtures	25,265	25,265
Equipment	47,534	46,073
	470,406	461,445
Less accumulated depreciation and amortization	(108,993)	(81,979)
	$361,413	$379,466

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2011, and 2010, was $27,012 and $24,492, respectively.

NOTE 4 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of sixteen unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of March 31, 2011, are as follows (unaudited):

		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$722,152	$104,943	$(177,055)	$650,040

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its cost basis. The Company evaluates the near-term prospects of the investees in relation to the severity and duration of the decline in market value (approximately six months or less).

At March 31, 2011, the gross unrealized loss was $177,055 due to a decrease in fair value of certain marketable securities in “microcap” and “small-cap” companies and are comprised of eight investments.  Based on that evaluation and the Company’s intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these eight investments to be other-than-temporarily impaired at March 31, 2011.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 4 – INVESTMENTS (CONTINUED)

Cost method investments:

At December 31, 2010, the Company had cost investments of $368,000.  During the three months ended March 31, 2011, the Company accepted non-marketable equity securities valued at $100,000 in lieu of cash from one privately-held company (customer).  The Company has no ability to exercise significant influence over this customer, and this company’s securities are not traded on an exchange or considered readily marketable; therefore, this investment is accounted for under the cost method.  The Company is not aware of events or changes in circumstances that have occurred during the three months ended March 31, 2011, or subsequently, that may have a significant adverse effect on these investments. As of March 31, 2011, cost method investments totaled $468,000.

Debt securities and warrants:

In February 2011, the Company subscribed to purchase $150,000 of 12% convertible promissory notes and warrants to purchase convertible preferred shares of a private company.  Under this agreement, the Company is to purchase the notes and warrants in five monthly tranches of $30,000 beginning in March 2011.  The Company made the first $30,000 purchase in March 2011. The purchase price was allocated to the convertible promissory note.  It was determined that the warrants had a nominal value.

At December 31, 2010, the Company had two debt securities (convertible promissory notes), which had an aggregate carrying value of approximately $40,300.  The notes have interest rates of 8% to 9%; interest is due quarterly.  A note for $19,100 was with a publicly traded company; and a note for $21,200 was with a privately-held company.  During the three months ended March 31, 2011, the debt security of $19,600 was converted into common shares of the investee company.  The remaining debt security of $21,700 was converted into shares of the investee company in May 2011.  During the three months ended March 31, 2011, the Company recognized $948 of other income related to discount accretion.

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

NOTE 5 – DERIVATIVE LIABILITY

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity.” This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion features that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at March 31, 2011 and December 31, 2010, was $545,200 and $707,000, respectively. The change in the fair value of the embedded conversion feature of $161,800 was recognized as a gain on value of derivatives on the consolidated statements of operations.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2011, notes issued by AMI with an aggregate face amount of $200,000 remained outstanding. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of AMI’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which AMI (now the Company) is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

License agreement:

Pursuant to terms of the license agreement with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month, as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments.  For the three months ended March 31, 2011, the Company paid royalties of $30,000 which is recorded as a component of premium meat products cost of revenue.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

On April 7, 2011, WWPP filed a complaint in the federal district court for the district of Colorado seeking a declaratory judgment against All American Meats, Inc.  WWPP is not seeking monetary damages from All American Meats, Inc., instead the complaint was filed after All American Meats, Inc. advised WWPP that it believes that the name it uses in commerce, as trademarks “Pat Boone All American Meats”  infringed upon All American Meats, Inc., a common law trademark.  WWPP disagrees with All American Meats, Inc., assertions, believes it is entitled to use the name and trademark “Pat Boone All American Meats”, and filed the complaint requesting that the court declare that the use of the name “Pat Boone All American Meats” does not constitute trademark infringement.

Although it is too early at this time to determine the ultimate outcome of this matter, management believes that the ultimate outcome will not have a material impact on the Company’s financial position, results of operations, or cash flows.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 8 – INCOME TAXES

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $120,000 and $180,000 for the three months ended March 31, 2011 and 2010, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

NOTE 9 –  SHAREHOLDERS EQUITY

Common stock issuances:

During the three months ended March 31, 2011, the Company sold 1,440,000 shares of common stock for total proceeds of $720,000.

On April 24, 2011, the Company issued 74,000 shares of its common stock in a private placement transaction.  The shares were issued at $0.50 per share for total proceeds of $47,000.

Stock options:

The Company currently has one stock option plan, its 2009 Stock Option Plan (the “Plan”). Seven million shares of common stock are currently reserved for issuance under the Plan.  Any employee, consultant or Director of the Company is eligible to participate. The exercise  prices  of  the  options  granted  are  determined  by  the  Plan Committee (currently being the Board as a whole), whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years.

The Company granted stock options to purchase up to 278,500 shares of common stock during the three months ended March 31, 2011, to three employees.  In March 2011, the Company granted an option to an employee for sales development, entitling this person to purchase up to 100,000 shares of the Company’s common stock at $0.80 per share.  This option has a four-year term; the option to purchase 100,000 shares vests quarterly on a pro-rata basis over one year, but only upon the achievement of the performance objectives determined by management, as defined.  The performance objective begins in the quarter ended June 30, 2011, and the amount of shares vested are to be valued at the end of each quarter upon completion of the performance objective.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $21,000 and $27,600 for the three months ended March 31, 2011 and 2010, respectively. The stock-based compensation cost that has been included to selling and marketing expense in the statements of operations for stock-based compensation regarding stock options was approximately $24,500 and $0 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, there was approximately $158,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 1.3 years.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the three months ended March 31, 2011, was $0.48 per share.  No options were granted during the three months ended March 31, 2010. The assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2011, are as follows:

Risk free interest rate	1.54-1.77%
Expected volatility	91 - 93%
Expected term	4 years
Expected dividend yield	0

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

The following table sets forth the activity in the Plan for the three months ended March 31, 2011:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2011	2,294,570	$0.28
Granted	278,500	$0.80
Exercised	-	$-		-
Forfeited/cancelled	(100,000)	$0.18
Outstanding at March 31, 2011	2,473,070	$0.45	2.85	240,610
Exercisable at March 31, 2011	1,587,612	$0.39	1.68	215,298

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2011.

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2011:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2011	888,798	$0.31
Granted	278,500	$0.48
Vested	(194,340)	$0.26
Forfeited/cancelled	(87,500)	$0.18
Non-vested options outstanding at March 31, 2011	885,458	$0.36

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011

NOTE 10 – WWPP SALE OF COMMON STOCK AND NONCONTROLLING INTEREST

During the three months ended March 31, 2011, WWPP sold 30,000 shares of its common stock to third parties for cash of $30,000.  As a result of WWPP’s sale of its common stock, the Company’s ownership interest in WWPP was reduced from 100% to approximately 99% as of March 31, 2011.  The 1% interest in WWPP owned by third parties at March 31, 2011, is presented as a noncontrolling interest in the consolidated financial statements.  WWPP has 3,030,000 shares outstanding as of March 31, 2011, of which AMHC owns 3,000,000 and the noncontrolling interest owns 30,000 shares.  Subsequent to March 31, 2011, WWPP sold an additional 50,000 shares of its common stock to third parties for $50,000 cash.

NOTE 11 – SEGMENT REPORTING

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. Management evaluates performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.

The tables below summarize information about the Company’s three reportable segments for the three months ended March 31, 2011 and 2010.   The Company had only one reporting segment for the quarter ended March 31, 2010.

	Investment	Management	Premium
	Services	Services	Meat Products	Eliminations	Total
Three months ended March 31, 2011
Sales	$378,513	$200,000	$16,987	$-	$595,500
Intercompany sales	-	225,000	-	(225,000)	-
Gross profit (loss)	170,724	425,000	(30,649)	(225,000)	340,075
Net income (loss)	(133,568)	376,529	(596,072)	-	(353,111)
Total assets	4,571,517	1,162,500	1,897,676	(3,489,755)	4,141,938
Three months ended March 31, 2010
Sales	$266,275	$-	$-	$-	$266,275
Gross profit	90,553	-	-	-	90,553
Net loss	(530,491)	-	-	-	(530,491)

NOTE 12 – SUBSEQUENT EVENT

In May 2011, the Company issued a 12% secured promissory note with a principal amount of $25,000.  The Company expects this to be one in a series of such notes.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth and potentials in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2010.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview

Accredited Members Holding Corporation (“the “Company”) is a Colorado corporation that was formed under Colorado law on December 1, 2005.  Until February 24, 2010 the Company was not involved in active business operations and instead sought to engage in the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.  In February 2010 the Company acquired Accredited Members, Inc. (“AMI”) through a merger transaction  (the “AMI Merger”) and began conducting its operations through AMI.  The Company’s name was Across America Real Estate Exchange (“Across America”) until May 11, 2010, when it was changed to Accredited Members Holding Corporation.

The Company currently provides various services and products both directly and through its subsidiary corporations AMI and World Wide Premium Packers, Inc. (“WWPP”).  The term the “Company” as used herein is intended to refer to the Company as a whole and any references to Across America are intended for historical purposes and to give context to the reader.

AMI

AMI provides a range of services that are primarily intended for sophisticated investors interested in micro-cap and development stage companies as well as early stage companies seeking to increase general market awareness of their operations and business plans.  To this end, AMI offers a range of free and paid subscription services to individual investors who purchase memberships to the Company, as well as to companies that pay AMI to participate in its services and programs aimed to help those companies improve their investment relations and increase their market exposure.  Among the services provided by and through AMI, and the manner in which it provides its services to its clients are:

▪
AMI Website - Through its website (www.accreditedmembers.com) members may access information that is intended to provide members with various financial and investment related information and tools (the “Site”).  The Site is also intended to allow members a forum to network with other investors and share investment ideas and information.  On the Site members can post comments and other information on a range of investment related issues, review information posted by other members, and interact with other members regarding investment and financial market issues.  This exchange of information is done primarily through blogs, chat rooms, and posting of comments and other information. Members cannot post materials (including comments) on the Site in an anonymous manner. Additionally, corporate clients may post “profiles” where they can provide general information about their company and business plan.

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

▪
Other Products and Services - AMI sells business valuation reports that it prepares for non-public issuer/customers. AMI issues a monthly AMI Analyst Report that provides third party evaluations of early stage companies.

Although AMI generally requests and receives cash compensation for its products and services, in its discretion it may (and has) accepted equity compensation from its issuer profile clients. When AMI accepts equity compensation it discloses its equity interest in its respective clients as appropriate.

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences it hosts and also through management services contracts. AMI hosted one investment conference during the quarter ended March 31, 2011 and plans to host one conference during the second quarter of 2011.  In total, AMI is planning to host up to four investment conferences in 2011.  Going forward, in 2011 AMI is planning to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report.  Starting in April 2011, AMI launched a new marketing campaign and devoted a significant amount of time and resources to this campaign – including entering into an agreement with Ben Stein whereby Mr. Stein agreed to provide certain services on behalf of AMI and permit AMI to use his name and likeness in its marketing materials.

World Wide Premium Packers, Inc.

WWPP was formed on February 14, 2010, for the purpose of procuring, processing, and marketing premium meats and related products.  WWPP has entered into a licensing agreement with Pat Boone (an American signer, actor and writer) that grants WWPP a perpetual exclusive, world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.    Throughout much of 2010, WWPP focused on organizational matters and on developing its business plan.  On November 15, 2010, WWPP launched its first consumer brand, Pat Boone All-American Meats.  These products are mail (or internet-ordered) and generally sent directly to the consumer.  The target market of this brand is values-based, meat consumers that appreciate premium products.  WWPP’s business operations are currently comprised of a Pat Boone Meats unit that is a consumer brand and independent business unit.  Pat Boone All-American Meats is a legacy brand of premium meats sold direct to consumers.  The products are targeted to consumers that are loyal to the name and causes of Pat Boone. This business unit operates primarily through a network of suppliers, service providers and co-packing facilities.

Throughout the quarter ended March 31, 2011, WWPP continued to engage in activities that management believes will help the Company continue to develop and grow its business by increasing sales of its existing products to both new and repeat customers and expanding the meat products it sells to consumers. WWPP has engaged in a range of activities aimed to increase its brand awareness and broaden the channels in which its products are marketed (including through web-based advertising affiliated programs, fund-raising programs, as well as other third parties).  Although WWPP is optimistic these efforts will help increase sales of its products, it expects its standard corporate costs will increase as a result of these promotional activities.

Management Services

Beginning in the second quarter of 2010, the Company (through AMI) began providing management services to third parties, including services typically provided by executive level personnel on a fixed-contract basis.   These services are aimed to assist certain private companies with the advancement of their business plans.  The Company believes that many small private companies are formed by entrepreneurs with deep aptitudes in the technical aspects of their relevant businesses, but with limited expertise in other aspects of the business, such as access to potential marketing relationships, various outsourcing opportunities, management and reporting infrastructure/controls, capital formation and structure and a host of others.  The Company believes that its founders and staff possess aptitudes in many of those areas, as well as considerable relationships with both its members and others enterprises operating in various other relevant areas.  As a result, the Company believes it is in a position where it can provide marked value to private companies who lack the time and/or necessary personnel to devote to certain managerial aspects of its business.  The management services approach may allow the Company to leverage and monetize those relationships by perhaps contracting with some of its members or others it may know to help execute the portions of the business that the private company operators may not be able to execute on their own.

To date, the Company has entered into three management services agreements:

▪
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

▪
On September 15, 2010, the Company entered into a management services agreement with Malemark, Inc., an unrelated party, which calls for monthly payments of $50,000, although this fee has been paid in large part through common stock of Malemark, Inc.   This agreement was for an initial one-year term.

▪
On February 1, 2011, the Company entered into a management services agreement with DRS Health, Inc.  The agreement is for an initial three-month term unless terminated by either party.  DRS Health is paying the Company a monthly fee equal to $25,000 per month – this fee is being paid with DRS Health’s common stock valued at $12,500 and the remaining $12,500 in cash.

The Company intends to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It it’s the Company’s intent to have these management services compliment AMI's other products and services.

Results of Operations

The financial statements for the period ended March 31, 2011 reflect the results of Company’s operations on a consolidated basis.  The Company conducts its operations through its two subsidiaries, AMI and WWPP.   The Company’s operations have generally grown since the time of the AMI Merger (completed during the quarter ended March 31, 2010) as the Company has expanded its client base and has begun to offer additional services to its clients.  WWPP did not engage in any revenue generating activities until November of 2010.   Although the Company’s increased operations have resulted in greater revenues for the Company, the Company’s costs of operations has also grown.  As a result, the Company realized a net loss of $353,100 during the quarter ended March 31, 2011 and has an accumulated deficit of $4,535,000 at March 31, 2011.

However, the Company is optimistic that its results of operations will improve throughout the remainder of its 2011 fiscal year as a result of new promotional activities we have, and plan to, engage in.  Moreover, we hope to both further develop and grow each of our business segments; primarily by continuing to grow our client base and market awareness, as well as offering new services through AMI.  Additionally, the Company believes that demand and awareness for WWPP’s products will continue to grow as a result of the Company’s marketing efforts and the potential expansion of the products if offers.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations.

Net Loss

For the three months ended March 31, 2011 and 2010, the Company recognized a net loss of approximately $353,100 and $530,500, respectively. The net loss for the 2011 period was approximately 33% less than the net loss recognized in the comparable period of 2010.  In large part, the decrease in the net loss realized during the 2011 period was a result of the Company’s overall expansion of its business operations from March 2010, which has resulted in significantly greater revenues, although our costs of revenues and operating expenses have also increased.

The Company’s largest operating expense during the three months ended March 31, 2011 and 2010, was its general and administrative expenses totaling approximately $604,000 and $407,000, respectively.  For the first quarter of 2011, these expenses included routine corporate costs (such as payroll and related expenses), costs incurred for the continued implementation and expansion of WWPP’s business plan, as well as fees incurred to expand and market the investment conference hosted by AMI during the quarter.  For the first quarter 2010, these expenses primarily included recurring corporate costs (such as payroll and related expenses), costs incurred to negotiate and complete the AMI Merger (including accounting and legal fees), as well as expenditures related to the initiation of the AMI management business component.  General and administrative and selling and marketing expenses for the three months ended March 31, 2011 and 2010, also included approximately $45,840 and $27,650, respectively, of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $283,000 and $211,000 in selling and marketing expenses during the three months ended March 31, 2011 and 2010, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its AMI magazine publication. For future operations, the Company expects to continue to incur significant general and administrative expenses as it grows its operations, and incorporates and implements WWPP’s business operations.

Revenues

During the three months ended March 31, 2011, the Company generated approximately $595,500 in net revenue, which represented a more than $329,000 increase from the comparable period of 2010.   This significant increase is largely due to the Company now offering a greater range of products and services to clients than it did during the quarter ended March 31, 2010, and the overall increase in Company clientele.

During the quarter ended March 31, 2011, the Company’s revenues were primarily generated by AMI-both the investment services it offers (primarily services to issuer profile clients and the hosting of one investment conference during the quarter) and the management services it provides to clients.  Further, the Company generated revenues through meat product sales by WWPP.  During the quarter ended March 31, 2010, the Company’s revenues were generated solely through AMI, primarily through the investment services it then offered.

Of the Company’s overall revenues during the quarter ended March 31, 2011, its revenues were generated through the following business segments:

	Investment Services	Management Services	Premium Meat Products
Three months ended March 31, 2011	$378,500	$200,000	$17,000

Of the revenues generated by AMI during the quarter ended March 31, 2011, approximately 64% were generated through conference revenue, memberships, magazine, and issuer profiles; 34% were generated through management services.  All revenues generated through WWPP were the result of sales of meat and related products during the first quarter of 2011. The Company is optimistic that revenues generated by and through WWPP will significantly grow during fiscal 2011 and beyond as it continues to take measures to increase brand awareness and traffic to its website.    However, WWPP also expects its general and administrative costs to significantly increase as it continues to try to grow and promote its business.

Many of AMI’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, much of the revenues AMI will ultimately recognize will first be recorded as deferred revenue on the consolidated balance sheets.  As AMI delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component reflected as a liability on its balance sheet is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below. For WWPP, there was an immaterial amount of deferred revenue liability recognized for the three months ended March 31, 2011.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date.  The liability will be reduced upon the redemption of those gift cards in future periods.

Liquidity and Capital Resources

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2010, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2011, the Company had working capital of approximately $666,400 and had $461,500 of cash.  In large part, the increase in the Company’s current assets on March 31, 2011, when compared to December 31, 2010, was the result of the approximately $650,000 of marketable securities the Company held on March 31, 2011 compared to approximately $525,400 as of December 31, 2010. Beginning in the year ended December 31, 2010, the Company accepted equity based payment from certain clients as consideration for services.  When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  At times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities (although at times the market value of the securities accepted by the Company have at times decreased).   However, when the Company accepts securities, it potentially subjects itself to a weaker liquidity position as well as to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity-based consideration from certain of its clients, it is not principally engaged in the business of investing, reinvesting, owning, holding, or trading in securities.

Further, the Company’s assets as of March 31, 2011, included total investments in cost, debt and derivative warrant securities of $560,800.  During the period ended March 31, 2011, the Company acquired one promissory note from one private company in a private placement transaction.  During the year ended December 31, 2010, the Company acquired three promissory notes and two warrants from two public companies and one private company in private placement transactions.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

As noted above, the Company had a net loss during the three months ended March 31, 2011, as well as the quarter ended March 31, 2010.  Further, as of March 31, 2011, the Company had an accumulated deficit of approximately $4,535,000.  Although the Company engages in various revenue generating activities, it continues to rely in part on its ability to raise outside capital through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term, the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the three months ended March 31, 2011, the Company closed on $720,000 in private placement transactions through the sale of its equity securities.  During the three months ended March 31, 2011, WWPP closed on $30,000 through the sale of its common stock in a private placement transaction. The Company will likely continue to seek additional capital through the sale of either debt or equity securities to help fund its planned operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

The Company believes that the proceeds from the issuance of its securities, coupled with its cash on hand and projected revenues, will be sufficient to cover its routine costs and expenses through 2011, although without additional capital the Company may not be able to implement all of its planned activities.  Ultimately, the Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

Current Liabilities; Deferred Revenue

The Company’s largest current liability as of March 31, 2011, is $579,000 of deferred revenue.  As of December 31, 2010, the Company had $656,000 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the site and the ability to participate in conferences. Deferred revenue decreased by $77,000 as of March 31, 2011, from December 31, 2010.  This change is primarily due to the Company delivering upon services for which clients had already paid. There is also a portion of deferred revenue that is attributable to WWPP’s sale of gift cards. The Company expects to fully deliver such services within one year.

During the year ended December 31, 2010, the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $287,500 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services described in the agreements are performed by the Company.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

The contract value number does not include the managed service contract signed with WWPP, which calls for monthly payments to the Company of $75,000 each, which does not impact net income as this is eliminated in consolidation, or the outside managed service contract signed with Malemark, Inc., which calls for monthly payments of $50,000 (although these payments were initially paid entirely in common stock of Malemark, Inc.)  or the outside managed service contract signed with DRS Health, Inc., which calls for monthly payments of $25,000 (although these payments were initially partially paid with common stock of DRS Health, Inc.).

Operating Activities

Net cash used in operating activities was approximately $800,000 for the three months ended March 31, 2011, as compared to net cash used in operating activities of approximately $349,500 for the three months ended March 31, 2010. The increase in net cash used in operating activities in 2011 (compared to 2010) was primarily due to increases in accrued expenses and deferred revenue in 2011, as compared to 2010.

Investing Activities

Net cash provided by investing activities in the first quarter of  2011 was approximately $100, as compared to net cash used in investing activities of approximately $39,000 in the first quarter of 2010. Net cash provided by investing activities in the first quarter of  2011, was primarily the result of cash used by the purchase of debt and equity securities and property and equipment totaling approximately $39,000, which was offset by cash received for the sale of investment securities of $39,000.  Net cash used in the first quarter of  2010 of $50,100 was also used for debt and equity securities offset by cash provided through the AMI Merger of $11,500.

Financing Activities

Net cash provided by financing activities in the first three months of 2011 was approximately $750,000, compared to approximately $42,000 in 2010.  Approximately $720,000 of cash provided by financing activities in 2011 was due from the issuance of common stock and $30,000 for the sale of subsidiary securities. In 2010, approximately $40,000 was from the issuance of common stock, and approximately $2,000 was from the exercise of warrants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the three months ended March 31, 2011, from those contained in the Company’s 2010 Annual Report on Form 10-K.

Recently issued and adopted accounting pronouncements

Business Combinations

In December 2010, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Update (ASU”) No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on the Company's consolidated financial statements.

Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On April 7, 2011 the Company’s subsidiary World Wide Premium Packers, Inc. filed a complaint in the federal district court for the district of Colorado seeking a declaratory judgment against All American Meats, Inc.  World Wide Premium Packers, Inc. is not seeking monetary damages from All American Meats, Inc., instead the complaint was filed after All American Meats advised World Wide Premium Packers, Inc. that it believes that the name WWPP uses in commerce and as trademarks “Pat Boone All American Meats”  infringed upon All American Meat’s alleged common law trademark.  World Wide Premium Packers disagrees with All American Meats’ assertions, believes it is entitled to use the name and trademark “Pat Boone All American Meats”, and filed the complaint requesting that the court declare that the use of the name “Pat Boone All American Meats” does not constitute trademark infringement.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2011, the Company issued 74,000 shares of its common stock in a private placement transaction.  The shares were issued at $0.50 per share for total proceeds of $47,000.  Because the investors each represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

Item 5. OTHER INFORMATION

DRS Health, Inc. Management Services Agreement

On February 1, 2011, the Company entered into a management services agreement with DRS Health, Inc. (the “DRS Health Agreement”).  The DRS Health Agreement is for an initial three month term unless terminated by either party. The Company provides various services for DRS Health including services typically performed by senior executive personnel, as well as certain administrative and other corporate management services on behalf of DRS Health, including the coordination of certain sales and marketing activities, and standard investor relations services. DRS Health is to pay the Company a monthly fee equal to $25,000 per month – however this fee is being paid through DRS Health’s common stock valued at $12,500 and the remaining $12,500 in cash. The DRS Health Agreement also contains various other standard contractual provisions and provides that the Company and DRS Health have agreed to indemnify each other from and against costs and expenses to which the other party may become subject as a result of the DRS Health Agreement.

Item 6. EXHIBITS

Exhibit No.	Title
10.1	Agreement between Accredited Members, Inc. and Ben Stein dated March 9, 2011 (Confidential treatment requested). Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Executive Officer).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Lavigne, Chief Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Lavigne, Chief Financial Officer).

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION
Date: May 16, 2011	By:	/s/ Dave Lavigne
Chief Financial Officer

Date: May 16, 2011	By:	/s/ J.W. Roth
Chief Executive Officer