Form 10-Q/A
period 2011-03-31
Accredited Members Holding Corp
filed 2011-08-08
CIK 1388132

  FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which was filed with the Securities and Exchange Commission on May 16, 2011 (the “Original Report”).  This Amendment No. 1 (this “Amendment”) is being filed solely to correct an administrative error in the form of agreement filed as Exhibit 10.1 with the Original Filing.  As noted herein, and in the Original Filing, the Company has requested confidential treatment for the agreement filed as Exhibit 10.1.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  This Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update other disclosures in the Original Report, and, accordingly, it should be read in conjunction with the Original Report.

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

ACCREDITED MEMBERS HOLDING CORPORATION
Date: August 8, 2011	By:	/s/ Dave Lavigne
Chief Financial Officer

Date: August 8, 2011	By:	/s/ J.W. Roth
Chief Executive Officer