Form 10-Q
period 2011-06-30
Accredited Members Holding Corp
filed 2011-08-15
CIK 1388132

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

There were 32,839,859 shares of the issuer's common stock, par value $0.001, outstanding as of August 1, 2011.

ACCREDITED MEMBERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$392,396	$511,626
Accounts receivable, net	231,620	362,245
Inventory	100,275	83,229
Prepaid expenses and other	201,391	172,120
Investment in marketable securities	169,938	525,367
Total current assets	1,095,620	1,654,587

Property and equipment, net	336,758	379,466
Intangible assets	1,488,398	1,488,398
Cost investments	537,172	368,000
Investment in marketable securities	624,438	-
Investment in debt securities	30,000	40,330
Investment in derivative warrants	84,885	24,827
Deposits and other assets	6,294	6,294
	3,107,945	2,307,315
Total assets	$4,203,565	$3,961,902

Liabilities
Current liabilities:
Accounts payable	$385,603	$154,798
Accrued expenses	265,581	436,011
Deferred revenue	717,236	655,911
Total current liabilities	1,368,420	1,246,720
Notes payable:
Related parties	149,742	100,000
Other	427,848	100,000
Deferred rent liability	17,415	13,855
Derivative liability	238,788	707,000
	833,793	920,855
Total liabilities	2,202,213	2,167,575

Equity:
Preferred stock; $0.10 par value; authorized shares - 10,000,000 Series A; authorized shares - 425,000 Series A; issued and outstanding shares - 398,477	1,435,000	1,435,000
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 34,139,859 and 32,839,859
(2011) and 32,625,859 and 31,325,859 (2010)	32,839	31,325
Additional paid-in capital	5,620,354	4,646,602
Other comprehensive loss	105,743	(136,584)
Accumulated deficit	(5,169,896)	(4,182,016)
Total AMHC shareholders' equity	2,024,040	1,794,327
Noncontrolling interest (Note 10)	(22,688)	-
Total equity	2,001,352	1,794,327
Total liabilities and equity	$4,203,565	$3,961,902

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Investment and management services, net	$402,975	$772,885	$981,488	$1,039,160
Premium meat products, net	17,990	-	34,978	-
Total net revenue	420,965	772,885	1,016,466	1,039,160
Cost of revenue:
Investment and management services	181,822	323,372	389,611	499,094
Premium meat products	88,764	-	136,400	-
Total cost of revenue	270,586	323,372	526,011	499,094
Gross profit	150,379	449,513	490,455	540,066
Operating expenses:
General and administrative	529,910	619,297	1,133,293	1,026,125
Selling and marketing	462,430	124,841	745,572	336,257
Total operating expenses	992,340	744,138	1,878,865	1,362,382
Operating loss	(841,961)	(294,625)	(1,388,410)	(822,316)
Other income (expense):
Interest expense:
Related parties	(3,627)	(2,500)	(6,127)	(5,000)
Other	(6,029)	(2,500)	(8,529)	(5,788)
Gain on derivative liability	348,162	-	509,962	-
Gain (loss) on value of derivative warrants	(1,685)	(4,810)	17,393	(2,775)
Impairment of marketable securities	(142,650)	-	(142,650)	-
Gain on sale of marketable securities	7,469	-	22,470	-
Related party management fee	-	112,500	-	112,500
Other income, net	7	4,399	2,464	5,352
	201,647	107,089	394,983	104,289
Net loss	$(640,314)	$(187,536)	$(993,427)	$(718,027)

Less: Net loss attributable to noncontrolling interest	(4,957)	-	(5,547)	-

Net loss attributable to AMHC	(635,357)	(187,536)	(987,880)	(718,027)

Net loss	(640,314)	(187,536)	(993,427)	(718,027)

Other comprehensive loss:
Unrealized gain (loss) from available for sale securities	66,059	49,537	242,327	(4,649)

Comprehensive loss	$(574,255)	$(137,999)	$(751,100)	$(722,676)

Comprehensive loss attributable to noncontrolling interest	$(4,957)	$-	$(5,547)	$-

Comprehensive loss attributable to AMHC	$(569,298)	$-	$(745,553)	$0

Net loss per share - basic and diluted	$(0.02)	$ *	$(0.03)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	32,835,090	29,589,859	32,443,318	28,233,359

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Accredited Members Holding Corporation
	Common stock		Preferred stock		Additional paid-in	Accumulated	Other comprehensive	Non- controlling
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	Total
Balance, January 1, 2011	31,325,859	$31,325	398,477	$1,435,000	$4,646,602	$(4,182,016)	$(136,584)	-	$1,794,327

Share-based compensation					91,125				91,125

Sale of common stock	1,514,000	1,514			755,486				757,000

Sale of subsidiary common stock					127,141			(17,141)	110,000

Net loss						(987,880)		(5,547)	(993,427)

Other comprehensive loss:
Unrealized loss on available for sale securities							242,327		242,327

Comprehensive loss									(751,100)

Balance, June 30, 2011	32,839,859	$32,839	398,477	$1,435,000	$5,620,354	$(5,169,896)	$105,743	$(22,688)	$2,001,352

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(993,427)	$(718,027)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	54,519	36,484
Amortization of debt discount	1,840	-
Stock-based compensation expense	91,125	216,636
Gain on sale of marketable securities, net	(18,407)	-
Gain on conversion of debt security to marketable security	(5,760)	-
Impairment on marketable securities	142,650	-
(Gain) loss on value of derivative warrants	(14,922)	2,775
Gain on value of derivative liabilities	(509,962)	-
Bad debt expense	5,000	4,000
Accretion of discount on debt securities	(948)	(3,267)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	125,625	(6,533)
Prepaid expenses and other	(29,271)	57,370
Inventory	(17,046)	-
Accounts payable	230,805	23,219
Accrued expenses	(170,430)	124,742
Deferred revenue	(327,175)	(619,725)
Deferred rent liability	3,560	-
Net cash used in operating activities	(1,432,224)	(882,326)
Cash flows from investing activities
Purchase of debt and equity securities	(30,000)	(70,100)
Sale of investment securities	70,306	-
Cash acquired from AAEX acquisition	-	11,494
Purchase of property and equipment	(11,812)	(21,377)
Net cash provided by (used in) investing activities	28,494	(79,983)
Cash flows from financing activities
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of notes payable	417,500	-
Proceeds from issuance of common stock	757,000	720,000
Sale of subsidiary stock	110,000	-
Net cash provided by financing activities	1,284,500	722,000
Net decrease in cash	(119,230)	(240,309)
Cash, beginning	511,626	564,883
Cash, ending	$392,396	$324,574
Supplemental disclosure of cash flow information
Cash paid for interest	$5,545	$5,000
Supplemental disclosure of non-cash investing and financing activities
Increase in investments and deferred revenue	$388,500	$993,500
Conversion of debt securities to marketable securities	$41,278	$-
Conversion of notes payable to common stock	$-	$37,500
Common stock issued in connection with AAEX merger	$-	$12,494
Issuance of shares for subscription receivable	$-	$30,000
Reclassification of assets held for sale to property and equipment	$-	$14,336

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS

Organization:

On February 24, 2010, Across America Real Estate Exchange, Inc. (“Across America”) entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Accredited Members, Inc. (“AMI”). Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity and became a subsidiary of Across America (the “Merger Transaction”).  Effective May 11, 2010, Across America changed its name to Accredited Members Holding Corporation (“AMHC” or the “Company”).  As used herein, the term the “Company” is intended to refer to AMHC and its subsidiaries on a post-Merger Transaction basis, and any references to Across America are intended solely to give context to the reader.

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

The Company is headquartered in Colorado Springs, Colorado. It currently operates through its subsidiary corporations, AMI, World Wide Premium Packers, Inc. (“WWPP”) and, beginning in June 2011, AMHC Managed Services (“AMMS”).

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

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.  In June 2011, the Company formed AMMS.  All management services projects were transferred to AMMS from AMI in connection with the formation.

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

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

Beginning in October 2010, the Company, through its subsidiaries described above, has three reporting segments: Investment Services and Management Services, provided through AMI and AMMS (effective in June 2011), and Premium Meat Products, provided through WWPP. Prior to October 2010, the Company operated in two segments, Investment Services and Management Services.

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

Management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $640,300 and $993,400 for the three and six months ended June 30, 2011, has a working capital deficiency of approximately $273,000, and has an accumulated deficit of approximately $5.2 million at June 30, 2011. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
SIX MONTHS ENDED JUNE 30, 2011

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

Significant estimates are used in accounting for certain items such as investments, long-lived assets, including identifiable intangibles, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Three customers comprise approximately 72% of net accounts receivable at June 30, 2011; these individual customer balances represent approximately 51%, 11% and 10% of the total. Two customers comprise approximately 74% of net accounts receivable as of December 31, 2010; these individual customer balances represent approximately 46% and 28% of the total.  One individual customer accounted for 18% and 15% of net revenues for the three and six months ended  June 30, 2011, respectively, while no customer accounted for more than 10% of net revenue for the three and six months ended June 30, 2010.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $27,500, and $22,500, respectively.

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

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

Cost method investments:

The Company accepts equity securities of certain customers for which there is no public market in their securities.  These non-marketable equity securities, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  Decreases in fair value below the recorded value are recognized as losses when the decrease is determined to be an other-than-temporary impairment.

Debt securities and derivative warrants:

Investments in warrants are recorded as assets measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash, or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available-for-sale warrant securities are recognized in other comprehensive income (loss).

Financial instruments:

At June 30, 2011, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model.  The fair value of receivables and notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	June 30, 2011
	Level 1	Level 2	Level 3
Cash	$392,396	$-	$-
Investment in marketable securities	794,376	-	-
Investment in debt securities	-	-	30,000
Investment in derivative warrants	-	-	84,885
Derivative liability	-	-	(238,788)

	Fair value measurement as of
	December 31, 2010
	Level 1	Level 2	Level 3
Cash	$511,626	$-	$-
Investment in marketable securities	525,367	-	-
Investment in debt securities	-	-	40,330
Investment in derivative warrants	-	-	24,827
Derivative liability	-	-	(707,000)

Level 3 recurring fair value measurements represent the Company’s investment in debt securities and derivative warrants (Note 4) and the derivative liability (Note 5).  The change in carrying value of the Company’s level 3 fair value measurements are as follows:

	Investment	Investment
	in Debt	in Derivative	Derivative
	Securities	Warrants	Liability
Fair value at January 1, 2011	$40,330	$24,827	$707,000
Change in fair value	948	60,058	(509,962)
Fair value of derivative instrument (Note 6)	-	-	41,750
Conversion of debt to marketable securities	(41,278)	-	-
Purchase of debt securities	30,000	-	-
Fair value at June 30, 2011	$30,000	$84,885	$238,788

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets:

Intangible assets consist of a trademark license with Pat Boone, which has an indefinite useful life, and is not currently amortized.  Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the estimated fair value of an intangible asset with its carrying amount.    Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates. The Company performs this impairment and analysis annually during the fourth quarter of each fiscal year. No impairment was identified on the Company’s indefinite-lived intangible asset through June 30, 2011.

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

In March 2010, AMI began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  Expenses of $38,725 and $122,000 were recognized for third parties for their advertising slots during the six months ended June 30, 2011 and 2010.

In November 2010, WWPP commenced revenue-generating activities. WWPP derives revenue from the sale of premium meat products to consumers through its website, and WWPP records revenue upon delivery of the product to the consumer.  Product returns have not been significant through June 30, 2011.  WWPP also sells gift cards for which a liability is established for its cash value upon issuance of the gift card.  The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards are to be used to purchase premium meat products, and the gift cards are expected to be redeemed within one year of issuance.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and preferred stock aggregating 17,232,016 and 4,592,453 as of June 30, 2011, and June 30, 2010, respectively, have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs for the three and six months ended June 30, 2011 and 2010, were approximately $378,200, $590,600, $79,650 and $119,000, respectively.

Reclassifications:

Certain reclassifications to the 2010 statement of cash flows have been made in order to conform to the 2011 statement of cash flows presentation.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2011, and December 31, 2010, property and equipment consists of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)
Website development	$334,382	$326,882
Accounting software	63,225	63,225
Furniture and fixtures	28,116	25,265
Equipment	47,534	46,073
	473,257	461,445
Less accumulated depreciation and amortization	(136,499)	(81,979)
	$336,758	$379,466

Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2011 and 2010, was approximately $27,500, $54,500, $12,000 and $36,500, respectively.

NOTE 4 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of 11 unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of June 30, 2011, are as follows (unaudited):

		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$683,466	$256,429	$(145,519)	$794,376

During the six months ended June 30, 2011, the Company recognized an other-than-temporary impairment of two marketable securities by reclassifying approximately $142,700 from other comprehensive loss (a component of equity) to the statement of operations.  The Company also reduced its costs basis of its investment in marketable securities by approximately $142,700.

The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.  Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the costs basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its costs basis.  The Company evaluates the near-term prospects of the investees in relation to the severity and duration of the decline in market value (approximately six months or less).

At June 30, 2011, the gross unrealized loss was $145,519 due to a decrease in fair value of certain marketable securities in “microcap” and “small-cap” companies and comprised of six investments.  One security, valued at approximately $25,900, has been in an unrealized loss position of approximately $26,100 for over a year.  Based on that evaluation and the Company’s intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these seven investments to be other-than-temporarily impaired at June 30, 2011.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 4 – INVESTMENTS (CONTINUED)

Cost method investments:

At December 31, 2010, the Company had cost investments of $368,000.  During the six months ended June 30, 2011, the Company accepted non-marketable equity securities valued at $284,172 in lieu of cash from five privately-held companies (customers).   The Company has no ability to exercise significant influence over these customers, and these companies’ securities are not traded on an exchange or considered readily marketable; therefore, this investment is accounted for under the cost method.  The Company is not aware of events or changes in circumstances that have occurred during the three and six months ended June 30, 2011, or subsequently, that may have a significant adverse effect on these investments.  During the three months ended June 30, 2011, one of the companies for which the Company’s had a cost investment completed an initial public offering (“IPO”).  Upon completion of the IPO, the Company reclassified $115,000 to marketable securities. As of June 30, 2011, cost method investments totaled $537,172.

Debt securities and warrants:

In February 2011, the Company subscribed to purchase $150,000 of 12% convertible promissory notes and warrants to purchase convertible preferred shares of a private company.  Under this agreement, the Company was to purchase the notes and warrants in five monthly tranches of $30,000 beginning in March 2011.  The Company made the first and only $30,000 purchase in March 2011. The purchase price was allocated to the convertible promissory note.  It was determined that the warrants had a nominal value.

At December 31, 2010, the Company had two debt securities (convertible promissory notes), which had an aggregate carrying value of approximately $40,300.  The notes have interest rates of 8% to 9%; interest is due quarterly.  A note for $19,100 was with a publicly- traded company; and a note for $21,200 was with a privately-held company.  During the six months ended June 30, 2011, the Company converted its debt securities into common shares of the investee company.  During the three and six months ended June 30, 2011, the Company recognized $0 and $948 of other income related to discount accretion.

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

NOTE 5 – DERIVATIVE LIABILITIES

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity.” This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion features that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at June 30, 2011 and December 31, 2010, was $197,038 and $707,000, respectively. The change in the fair value of the embedded conversion feature of $509,962 was recognized as a gain on value of derivatives on the consolidated statements of operations.

The Company uses a probability-weighted discounted cash flow model to calculate fair value of its derivative liability.  Key assumptions used to apply this model included consideration of the term of the conversion option, the fair value of the Company’s common stock, the probability of achieving WWPP earnings thresholds, and a discount rate.

In April 2011, the Company began selling secured promissory notes each containing an embedded feature that requires a payment in excess of principal and interest based on certain terms and conditions (Note 6). This embedded feature is presented within derivative liabilities. Liability classification is required because this provision will require the Company to pay an additional sum of 10% to the secured note holders if the collateral value exceeds the principal and any outstanding interest. The fair value of this embedded feature is measured at each period-end using a probability weighted discounted cash flow model. The fair value of the liability at the date of note issuance was approximately $41,750.  The Company determined that there was no significant change in the fair value of the embedded feature from the date of note issuance to June 30, 2011.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 6 – NOTES PAYABLE

Convertible notes:

As of June 30, 2011, convertible notes with an aggregate face amount of $200,000 are outstanding. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of the Company’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which the Company is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and its prescribed exchange ratio).

Promissory notes:

Beginning on April 15, 2011, the Company began selling 12% secured promissory notes (“the Notes”) in principal increments of $25,000.  Through June 30, 2011, the Company sold notes with a face amount of $417,500 for cash.  These notes bear interest at 12% per annum with a maturity date of April 15, 2014.  The proceeds from the sale of the Notes shall be primarily utilized by the Company to fund marketing and promotional activities for AMI.  The Notes are collateralized by certain investment securities, as defined, (the “Collateral”) held by the Company as of April 18, 2011. In addition to the principal and interest due under the Notes, the lenders shall be entitled to receive an amount equal to 10% of the original principal amount of each Note (the “Additional Sum”), provided that the proceeds of the Collateral are sufficient to cover the principal and interest due under the Notes. The Company shall not be obligated to liquidate the Collateral to pay the Additional Sum, and unless an event of default, as defined in the agreement, is declared, any sales of all or part of the Collateral will be made in the Company’s sole discretion. Payments from the sale of the Collateral shall be applied first to the interest due under the Notes, then to the principal amount owing, and finally to the payment of the Additional Sum.

At the issue date of the Notes, the estimated fair value of the additional sum feature was determined to be $41,750, which was recognized as a liability, with a corresponding discount applied to the Notes.  This discount is being amortized to interest expense over the term of the Notes.  As of June 30, 2011, the total recorded amount of the collateral is $1,109,000; $624,400 represents non-current marketable securities, $399,700 represents cost investments and $84,900 represents derivative warrants.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

License agreement:

Pursuant to terms of the license agreement with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month, as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments.  For the three and six months ended June 30, 2011, the Company expensed royalties of $30,000 and $60,000, which is recorded as a component of  cost of premium meat products revenue.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management would provide for them if upon the advice of counsel, losses are determined to be both probable and estimable.

On April 7, 2011, WWPP filed a complaint in the federal district court for the district of Colorado seeking a declaratory judgment against All American Meats, Inc.  WWPP is not seeking monetary damages from All American Meats, Inc., instead the complaint was filed after All American Meats advised WWPP that it believes that the name it uses in commerce and as trademarks “Pat Boone All American Meats”  infringed upon All American Meat’s common law trademark.  WWPP disagrees with All American Meats’ assertions, believes it is entitled to use the name and trademark “Pat Boone All American Meats”, and filed the complaint requesting that the court declare that the use of the name “Pat Boone All American Meats” does not constitute trademark infringement.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 23, 2011 WWPP filed a demand for arbitration with the American Arbitration Association to arbitrate a dispute between the Company and a former third party service provider.  WWPP has alleged that the former service provider breached an agreement between the parties and WWPP is seeking the recession of the consideration it has paid to the former service provider, as well as the recoupment of its costs and fees.  The service provider has asserted counterclaims against WWPP alleging WWPP is in breach of a separate agreement between the parties and is thus seeking the payment of $120,000 from WWPP.  WWPP believes the claims asserted against it are groundless and intends to defend such claims.

Although it is too early at this time to determine the ultimate outcome of these matters, management believes that the ultimate outcome will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $217,700, $337,800, $63,800 and $244,000 for the three and six months ended June 30, 2011 and 2010, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

NOTE 9 – EQUITY

Common stock issuances:

During the six months ended June 30, 2011, the Company sold 1,514,000 shares of common stock for total proceeds of $757,000 for shares that were issued at $0.50 per share.

Stock options:

The Company has one stock option plan, its 2009 Stock Option Plan (the “Plan”). Seven million shares of common stock are currently reserved for issuance under the Plan.  Any employee, consultant or Director of the Company is eligible to participate. The exercise  prices  of  the  options  granted  are  determined  by  the  Plan Committee (currently being the Board as a whole), whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years.

During the six months ended June 30, 2011, the Company granted stock options to purchase an aggregate of 384,625 shares of common stock to five employees.  Included in these grants, in March 2011, the Company granted an option to an employee for sales development, entitling this person to purchase up to 100,000 shares of the Company’s common stock at $0.80 per share.  This option has a four-year term; the option to purchase 100,000 shares vests quarterly on a pro-rata basis over one year, but only upon the achievement of the performance objectives determined by management, as defined.  The performance objective begins in the quarter ended June 30, 2011, and the amount of shares vested is to be valued at the end of each quarter upon completion of the performance objective.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $30,800, $51,800, $189,000 and $216,600 for the three and six months ended June 30, 2011 and 2010, respectively. The stock-based compensation cost that has been included to selling and marketing expense in the statements of operations was approximately $7,800 and $32,300, for the three and six months ended June 30, 2011, respectively.  There was no stock-based compensation included in selling and marketing expense for the three and six months ended June 30, 2010.  As of June 30, 2011, there was approximately $136,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of one year.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 9 – EQUITY (CONTINUED)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the six months ended June 30, 2011, was $0.29 per share.  The assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2011, are as follows:

Risk free interest rate	1.16-1.77%
Expected volatility	91 - 94%
Expected term	4 years
Expected dividend yield	0

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

The following table sets forth the activity in the Plan for the six months ended June 30, 2011:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2011	2,294,570	$0.28
Granted	384,625	$0.79
Exercised	-	$-		-
Forfeited/cancelled	(200,000)	$0.17
Outstanding at June 30, 2011	2,479,195	$0.47	2.57	-
Exercisable at June 30, 2011	1,748,465	$0.41	1.69	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2011.

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2011:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2011	888,798	$0.31
Granted	384,625	$0.29
Vested	(367,693)	$0.27
Forfeited/cancelled	(175,000)	$0.16
Non-vested options outstanding at June 30, 2011	730,730	$0.42

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011

NOTE 9 – EQUITY (CONTINUED)

Warrants:

In May 2011, the Company granted a warrant that immediately vested to purchase up to 500,000 shares of common stock to one outside consultant.  This warrant has a two-year term and an exercise price of $0.30 per share and approximately $6,700 has been recognized in selling and marketing expense.  The Company expects to recognize the remaining compensation cost of $30,300 over nine months.

NOTE 10 – WWPP SALE OF COMMON STOCK AND NONCONTROLLING INTEREST

In March 2011, WWPP initiated an offering to accredited investors for the sale of up to 1,500,000 shares of newly-issued WWPP common stock. During the six months ended June 30, 2011, WWPP sold 110,000 shares of its common stock to third parties for cash of $110,000.  As a result of WWPP’s sale of its common stock, the Company’s ownership interest in WWPP was reduced from 100% to approximately 96% as of June 30, 2011.  The 4% interest in WWPP owned by third parties at June 30, 2011, is presented as a non-controlling interest in the consolidated financial statements.  WWPP has 3,110,000 shares outstanding as of June 30, 2011, of which AMHC owns 3,000,000 and unrelated third parties own the non-controlling interest of 110,000 shares.  Subsequent to June 30, 2011, WWPP sold an additional 10,000 shares of its common stock to third parties for $10,000 cash.

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

The tables below summarize information about the Company’s three reportable segments for the three and six months ended June 30, 2011 and 2010.   The Company had two reporting segments for the three and six months ended June 30, 2010.

	Investment	Management	Premium
	Services	Services	Meat Products	Eliminations	Total
Three months ended June 30, 2011
Sales	$352,975	$50,000	$17,990	$-	$420,965
Intercompany sales	-	225,000	-	(225,000)	-
Gross profit (loss)	171,154	275,000	(70,775)	(225,000)	150,379
Net income (loss)	(708,786)	260,496	(192,024)	-	(640,314)
Total assets	4,856,227	1,237,510	1,838,180	(3,728,352)	4,203,565
Three months ended June 30, 2010
Sales	$772,885	$-	$-	$-	$772,885
Gross profit	449,513	-	-	-	449,513
Net loss	(187,536)	-	-	-	(187,536)
Six months ended June 30, 2011
Sales	$731,488	$250,000	$34,978	$-	$1,016,466
Intercompany sales	-	450,000	-	(450,000)	-
Gross profit (loss)	341,877	700,000	(101,422)	(450,000)	490,455
Net income (loss)	(1,004,156)	637,025	(626,296)	-	(993,427)
Total assets	4,856,227	1,237,510	1,838,180	(3,728,352)	4,203,565
Six months ended June 30, 2010
Sales	$1,039,160	$-	$-	$-	$1,039,160
Gross profit	540,066	-	-	-	540,066
Net loss	(718,027)	-	-	-	(718,027)

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

Plan of Operation

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

The Company currently provides various services and products through its subsidiary corporations AMI, AMHC Managed Services (“AMMS”) and World Wide Premium Packers, Inc. (“WWPP”).  The term the “Company” as used herein is intended to refer to the Company as a whole and any references to Across America are intended for historical purposes and to give context to the reader.

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

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences it hosts and also through management services contracts. AMI hosted one investment conference during the quarter ended March 31, 2011, and another investment conference for the quarter ended June 30, 2011, and plans to host one conference during the third quarter of 2011.  In total, AMI is planning to host up to four investment conferences in 2011.  Going forward, in 2011 AMI is planning to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report.  Starting in April 2011, AMI launched a new marketing campaign and devoted a significant amount of time and resources to this campaign – including entering into an agreement with Ben Stein whereby Mr. Stein agreed to provide certain services on behalf of AMI and permit AMI to use his name and likeness in its marketing materials.

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

Throughout the quarter ended June 30, 2011, WWPP continued to engage in activities that management hopes will help the Company continue to develop and grow its business by increasing sales of its existing products to both new and repeat customers and expanding the meat products it sells to consumers. WWPP has engaged in a range of activities aimed to increase its brand awareness and broaden the channels in which its products are marketed (including through web-based advertising affiliated programs, fund-raising programs, as well as other third parties).  Although WWPP is optimistic these efforts will help increase sales of its products, it expects its standard corporate costs will increase as a result of these promotional activities.  To date these efforts have not resulted in WWPP generating significant revenue.

Management Services

Beginning in the second quarter of 2010, the Company (through AMI and AMMS, effective June 2011) began providing management services to third parties, including services typically provided by executive level personnel on a fixed-contract basis.   These services are aimed to assist certain private companies with the advancement of their business plans.  The Company believes that many small private companies are formed by entrepreneurs with deep aptitudes in the technical aspects of their relevant businesses, but with limited expertise in other aspects of the business, such as access to potential marketing relationships, various outsourcing opportunities, management and reporting infrastructure/controls, capital formation and structure and a host of others.  The Company believes that its founders and staff possess aptitudes in many of those areas, as well as considerable relationships with both its members and enterprises operating in various industries.  As a result, the Company believes it is in a position where it can provide marked value to private companies who lack the time and/or necessary personnel to devote to certain managerial aspects of its business.  The management services approach may allow the Company to leverage and monetize those relationships by perhaps contracting with some of its members or others it may know to help execute the portions of the business that the private company operators may not be able to execute on their own.

To date, the Company has entered into several management services agreements:

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

▪
On September 15, 2010, the Company entered into a management services agreement with Malemark, Inc., an unrelated party, which calls for monthly payments of $50,000, although this fee has been paid in large part through common stock of Malemark, Inc.  This agreement ended on March 31, 2011.

▪
On February 1, 2011, the Company entered into a management services agreement with DRS Health, Inc.  The agreement was for an initial three-month term unless terminated by either party.  DRS Health paid the Company a monthly fee equal to $25,000 per month – this fee was paid with DRS Health’s common stock valued at $12,500 and the remaining $12,500 in cash.  On May 1, 2011, the Company renewed the management services agreement with DRS Health, Inc. for a six-month term unless terminated by either party.   DRS Health is to pay the Company a monthly fee equal to $25,000 per month – however this fee is being paid through DRS Health’s common stock valued at $12,500 and $7,500 per month in cash with a final cash payment of $30,000 due at the end of the six-month term.

The Company hopes to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It’s the Company’s intent to have these management services compliment the AMI products.

Results of Operations

The financial statements reflect the results of Company’s operations on a consolidated basis.  The Company conducts its operations through its subsidiaries, AMI, WWPP, and AMMS starting June 2011.   The Company’s operations have generally grown since the time of the AMI Merger (completed during the quarter ended March 31, 2010) as the Company has expanded its client base and has begun to offer additional services to its clients.  WWPP did not engage in any revenue generating activities until November of 2010.  Although the Company’s increased operations have resulted in greater revenues for the Company, the Company’s costs of operations have also grown.  However, the Company is optimistic that its results of operations will improve throughout the remainder of its 2011 fiscal year as a result of new promotional activities we have, and plan to, engage in.  Moreover, we hope to both further develop and grow each of our business segments; primarily by continuing to grow our client base and market awareness, as well as offering new services through AMI.  Additionally, the Company hopes that demand and awareness for WWPP’s products will grow as a result of the Company’s marketing efforts and the potential expansion of the products it offers.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations.

Revenues

During the three months ended June 30, 2011 and 2010, the Company generated approximately $421,000 and $772,900 in net revenue.  The decrease is largely due to the Company hosting one AMI investment conference in second quarter 2011 compared to hosting two AMI investment conferences in second quarter 2010.

During the six months ended June 30, 2011 and 2010, the Company generated net revenues of approximately $1,016,500 and $1,039,200, respectively.  The Company’s revenues were primarily generated by AMI and AMMS-both the investment services it offers and the management services it provided to clients.  Further, the Company generated revenues through meat product sales by WWPP in 2011 as the Company did not have meat product sales in 2010.

Of the Company’s overall revenues during the three and six months ended June 30, 2011, its revenues were generated through the following business segments:

	Investment Services	Management Services	Premium Meat Products
Three months ended June 30, 2011	$353,000	$50,000	$18,000
Six months ended June 30, 2011	$731,500	$250,000	$35,000

Of the revenues generated by AMI during the three months ended June 30, 2011, approximately 84% were generated through conference revenue, memberships, magazine, and issuer profiles; 12% were generated through management services.  All revenues generated through WWPP were the result of sales of meat and related products during the three months ended June 30, 2011. The Company is optimistic that revenues generated by and through WWPP will significantly grow during fiscal 2011 and beyond as it continues to take measures to increase brand awareness and traffic to its website, although to date WWPP has not generated significant revenues.    However, WWPP also expects its general and administrative costs to significantly increase as it continues to try to grow and promote its business.

Of the revenues generated by AMI during the six months ended June 30, 2011, approximately 72% were generated through conference revenue, memberships, magazine, and issuer profiles; 25% were generated through management services.  All revenues generated through WWPP were the result of sales of meat and related products during the six months ended June 30, 2011.

Many of AMI’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, much of the revenues AMI will ultimately recognize will first be recorded as deferred revenue on the consolidated balance sheets.  As AMI delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component reflected as a liability on its balance sheet is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below. For WWPP, there was an immaterial amount of deferred revenue liability recognized for the three and six months ended June 30, 2011.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date.  The liability will be reduced upon the redemption of those gift cards in future periods.

Expenses

The Company’s largest operating expense during the three months ended June 30, 2011 and 2010, was general and administrative expenses totaling approximately $529,900 and $619,300, respectively.  For the second quarter of 2011, these expenses included  routine corporate costs (such as payroll and related expenses), costs incurred for the continued implementation and expansion of WWPP’s business plan, as well as fees incurred to expand the investment conference hosted by AMI during the quarter.

For the six month period ended June 30, 2011 and 2010, general and administrative expenses totaled approximately $1,133,300 and $1,026,100, respectively.  The increase of 10% or $107,200 was primarily due to expansion of AMI’s investment conference expenses and the costs of implementing WWPP’s business plan.

Additionally, the Company incurred approximately $462,400 and $124,800 in selling and marketing expenses during the three months ended June 30, 2011 and 2010, respectively. The increase was primarily related to promoting and marketing the Site, investment conferences, AMI magazine publication and advertising for AMI and WWPP operations. For future operations, the Company expects to continue to incur significant selling and marketing expenses as it grows its operations, and incorporates and implements WWPP’s business operations.

For the six months ended June 30, 2011 and 2010, the Company incurred approximately $745,600 and $336,300 in selling and marketing expenses, an increase of $409,300.  This increase was primarily due to the same factors mentioned above.

Net Loss

For the three months ended June 30, 2011 and 2010, the Company recognized a net loss of approximately $640,300 and $187,500, respectively. The net loss for the three months ended June 30, 2011, was approximately 241% more than the net loss recognized in the comparable period of 2010.  In large part, the increase in the net loss realized was a result of the Company’s overall expansion of its business operations for AMI and the costs incurred to operate WWPP, which has resulted in greater costs of revenues and operating expenses have also increased.  The loss is also attributable to the realized loss on marketable securities that have been considered impaired from their original contract value.

For the six months ended June 30, 2011 and 2010, the Company recognized a net loss of approximately $993,400 and $718,000, respectively, an increase of 38% of $275,400.  The increase was primarily due to the same factors mentioned above.  The Company anticipates that the net loss will continue due to the overall expansion of AMI, AMMS and WWPP.

Liquidity and Capital Resources

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2010, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2011, the Company had a working capital deficiency of approximately $273,000 and $392,400 of cash.  In large part, the decrease in the Company’s current assets as of June 30, 2011, when compared to December 31, 2010, was the result of the approximately $624,400 of marketable securities reclassed to long-term assets (Note 6). Beginning in the year ended December 31, 2010, the Company accepted equity based payment from certain clients as consideration for services.  The decrease in current assets from December 31, 2010 to June 30, 2011, is also due to a decrease in accounts receivable due to more timely payments from customers received during that period and a decrease in cash used in operations.

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

Further, the Company’s assets as of June 30, 2011, included total investments in cost, debt and derivative warrant securities of $652,100.  During the six months ended June 30, 2011, the Company acquired one promissory note from one private company in a private placement transaction.  During the year ended December 31, 2010, the Company acquired three promissory notes and two warrants from two public companies and one private company in private placement transactions.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

As noted above, the Company had a net loss during the three and six months ended June 30, 2011, as well as the three and six months ended June 30, 2010.  Further, as of June 30, 2011, the Company had an accumulated deficit of approximately $5,170,000.  Although the Company engages in various revenue generating activities, it continues to rely in part on its ability to raise outside capital through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term, the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the six months ended June 30, 2011, the Company closed on $757,000 in private placement transactions through the sale of equity and debt securities.  During the six months ended June 30, 2011, WWPP closed on $110,000 through the sale of its common stock. During the three and six month ended June 30, 2011, the Company issued 12% secured promissory notes with a principal amount of $417,500.

The notes are secured by certain of the investment securities held by the Company, are due in full on April 15, 2014, and bear interest at 12% per annum with the interest being payable on the 15th day of each month after accrual. In addition, the Company may be obligated to pay holders of the notes an amount equal to 10% of the original amount of their respective notes.  Although the Company has various payment obligations to the note holders, certain Company assets are encumbered by the notes, and the notes are reflected as a liability on the Company’s balance sheet, the Company does not believe the notes are a material negative impact on the Company’s liquidity. The Company will likely continue to seek additional capital through the sale of either debt or equity securities to help fund its planned operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

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

Current Liabilities; Deferred Revenue

The Company’s largest current liability as of June 30, 2011, is $717,200 of deferred revenue.  As of December 31, 2010, the Company had $656,000 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the site and the ability to participate in conferences. Deferred revenue increased by $61,300 as of June 30, 2011, from December 31, 2010.  This change is primarily due to the Company entering into annual agreements and yet to deliver upon services for which clients have already paid. There is also $48,600 of deferred revenue that is attributable to WWPP’s sale of gift cards. The Company expects to fully deliver such services within one year.

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

The contract value number does not include the managed service contract between the Company and WWPP, which calls for monthly payments to the Company of $75,000 each, which does not impact net income as this is eliminated in consolidation, or the outside managed service contract signed with Malemark, Inc., which called for monthly payments of $50,000 (although these payments were initially paid entirely in common stock of Malemark, Inc.) through March 31, 2011, or the outside managed service contract signed with DRS Health, Inc., which calls for monthly payments of $25,000 (although these payments were initially partially paid with common stock of DRS Health, Inc.).

Operating Activities

Net cash used in operating activities was approximately $1,432,200 for the six months ended June 30, 2011, as compared to net cash used in operating activities of approximately $882,300 for the six months ended June 30, 2010. The increase in net cash used in operating activities in the 2011 period (compared to the 2010 period) was primarily due to the increase in net loss for the 2011 period, as compared to the 2010 period, and increases in prepaid expenses, inventory, change in fair value on the derivative liability in the 2011 period, as well as the expansion of the business and addition of operation segments, as compared to the 2010 period.

Investing Activities

Net cash provided by investing activities in the 2011 period was approximately $28,500, as compared to net cash used in investing activities of approximately $80,000 in the 2010 period. Net cash provided by investing activities in the 2011 period, was primarily the result of cash used by the purchase of debt and equity securities and property and equipment totaling approximately $41,800, which was offset by cash received for the sale of investment securities of $70,300.  Net cash used in 2010 of $91,500 was also used for the purchase of debt, equity securities, and property and equipment offset by cash provided through the AMI Merger of $11,500.

Financing Activities

Net cash provided by financing activities in the first six months of 2011 was $1,284,500, compared to $722,000 in 2010.  Cash provided by financing activities in 2011 was due from the issuance of common stock for $757,000, the sale of promissory notes of $417,500 and $110,000 by the sale of subsidiary stock. In 2010, $720,000 was from the issuance of common stock, and $2,000 was from the exercise of warrants.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the six months ended June 30, 2011, from those contained in the Company’s 2010 Annual Report on Form 10-K.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2011 WWPP filed a demand for arbitration with the American Arbitration Association to arbitrate a dispute between the Company and a former third party service provider.  WWPP has alleged that the former service provider breached an agreement between the parties and WWPP is seeking the recession of the consideration it has paid to the former service provider, as well as the recoupment of its costs and fees.  The service provider has asserted counterclaims against WWPP alleging WWPP is in breach of a separate agreement between the parties and is thus seeking the payment of $120,000 from WWPP.  WWPP believes the claims asserted against it are groundless and intends to defend such claims.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities sold by the Company during the quarter ended June 30, 2011 and subsequently have been previously reported except as follows:

1.
On or about May 11, 2011, in consideration for services, the Company issued a warrant to purchase 500,000 shares of Company common stock exercisable at $0.30 per share.  The warrant is exercisable for a two year term.  The warrant was issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 because the Company: (i) did not engage in any public advertising of general solicitation in connection with the issuance; (ii) made available to the recipient disclosure regarding all aspects of its business; (iii) believed that the recipient obtained all information regarding the Company he requested (or believed appropriate) and received answers to all questions he (and his advisors) posed, and otherwise understood the risks of accepting Company securities for investment purposes; and (iv) believed that the recipient acquired the warrant for investment purposes.  No commissions or other remuneration was paid in connection with the issuance of the warrants.

2.
Through August 1, 2011 the Company issued an aggregate of 12% secured promissory notes to a total of twenty lenders. The aggregate face amount of these notes totals $630,000.  The proceeds from the sale of the notes shall be primarily utilized by the Company to fund marketing and promotional activities for AMI. The notes are not convertible into shares of Company common stock.  However, under certain circumstances the lenders may be entitled to receive an amount in addition to the principal and interest under the notes. The notes were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, and Rule 506 promulgated thereunder because the Company: (i) did not engage in any public advertising of general solicitation in connection with the issuances; (ii) made available to the recipients disclosure regarding all aspects of its business; (iii) believed that the recipients obtained all information regarding the Company they requested (or believed appropriate) and received answers to all questions they (and their advisors) posed, and otherwise understood the risks of accepting Company securities for investment purposes; (iv) believed that the recipient acquired the notes for investment purposes; and (v) based on representations of the lenders believed each lender qualified as an accredited investor.  No commissions or other remuneration was paid in connection with the issuance of the notes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

Item 5. OTHER INFORMATION

The ChangeMob, LLC Management Services Agreement
On July 5, 2011, the Company entered into a management services agreement with The ChangeMob, Inc. (the “ChangeMob Agreement” or “The ChangeMob”).  The ChangeMob Agreement is for an initial twelve month term unless terminated by either party. The Company provides various services for The ChangeMob including services typically performed by senior executive personnel, as well as certain administrative and other corporate management services on behalf of The ChangeMob, including the coordination of certain sales and marketing activities, and standard investor relations services. The ChangeMob is to pay the Company a monthly fee equal to $20,000 cash per month – however this fee accrues and is not due to the Company until the first $250,000 is raised in an initial private placement offering. The Company has also received one Board of Director’s seat upon execution of The ChangeMob agreement. The ChangeMob will also issue one stock warrant to the Company to purchase that number of common shares equal to 10% of ChangeMob’s equity on a fully diluted basis at an aggregate exercise price of $100,000. The ChangeMob Agreement also contains various other standard contractual provisions and provides that the Company and The ChangeMob have agreed to indemnify each other from and against costs and expenses to which the other party may become subject as a result of The ChangeMob Agreement.

Item 6. EXHIBITS

Exhibit No.	Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Executive Officer).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Lavigne, Chief Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Lavigne, Chief Financial Officer).
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION
Date: August 15, 2011	By:	/s/ Dave Lavigne
Chief Financial Officer

Date: August 15, 2011	By:	/s/ J.W. Roth
Chief Executive Officer