Form 10-Q
period 2011-09-30
Accredited Members Holding Corp
filed 2011-11-14
CIK 1388132

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

There were 33,589,859 shares of the issuer's common stock, par value $0.001, outstanding as of November 14, 2011.

ACCREDITED MEMBERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$369,340	$511,626
Accounts receivable, net	106,494	362,245
Related party receivable, net	72,500	-
Inventory	82,749	83,229
Prepaid expenses and other	133,496	172,120
Investment in marketable securities	132,108	525,367
Total current assets	896,687	1,654,587

Property and equipment, net	232,459	379,466
Intangible assets	851,398	1,488,398
Cost investments	572,172	368,000
Investment in marketable securities	958,796	-
Investment in debt securities	30,000	40,330
Investment in warrants, including related party warrants of
$15,000 at September 30, 2011	97,960	24,827
Deposits and other assets	6,294	6,294
	2,749,079	2,307,315
Total assets	$3,645,766	$3,961,902

Liabilities
Current liabilities:
Accounts payable	$418,786	$154,798
Related party payable	25,000	-
Accrued expenses	167,348	436,011
Deferred revenue	555,233	655,911
Total current liabilities	1,166,367	1,246,720
Notes payable:
Related parties	195,655	100,000
Other	705,881	100,000
Deferred rent liability	25,229	13,855
Derivative liability	156,695	707,000
	1,083,460	920,855
Total liabilities	2,249,827	2,167,575

Equity:
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; authorized shares - 425,000
Series A; issued and outstanding shares - 398,477	1,435,000	1,435,000
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 34,889,859 and 33,589,859
(2011) and 32,625,859 and 31,325,859 (2010)	33,589	31,325
Additional paid-in capital	5,796,919	4,646,602
Other comprehensive income (loss)	385,770	(136,584)
Accumulated deficit	(6,202,479)	(4,182,016)
Total AMHC shareholders' equity	1,448,799	1,794,327
Noncontrolling interest (Note 11)	(52,860)	-
Total equity	1,395,939	1,794,327
Total liabilities and equity	$3,645,766	$3,961,902

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue, net:
Investment and management services	$334,661	$706,180	$1,315,732	$1,745,341
Management services - related party	123,007	-	123,007	-
Premium meat products	18,972	-	53,949	-
Total net revenue	476,640	706,180	1,492,688	1,745,341
Cost of revenue:
Investment and management services	195,840	180,476	616,486	679,570
Management services - related party	97,382	-	97,382	-
Premium meat products	77,260	-	229,322	-
Total cost of revenue	370,482	180,476	943,190	679,570
Gross profit	106,158	525,704	549,498	1,065,771
Operating expenses:
General and administrative	334,235	685,460	1,402,416	1,711,631
Selling and marketing	209,359	121,357	972,926	457,614
Impairment of assets	714,000	-	714,000	-
Total operating expenses	1,257,594	806,817	3,089,342	2,169,245
Operating loss	(1,151,436)	(281,113)	(2,539,844)	(1,103,474)
Other income (expense):
Interest expense:
Related parties	(6,563)	(2,500)	(12,690)	(7,500)
Other	(24,727)	(2,500)	(33,256)	(8,241)
Gain on derivative liability	117,343	-	627,305	-
Gain (loss) on value of derivative warrants	(1,925)	1,075	12,719	(1,700)
Impairment of marketable securities	-	(187,000)	(142,650)	(187,000)
Gain on sale of marketable securities	1,812	-	26,449	-
Related party management fee	-	225,000	-	337,500
Other income, net	7	2,575	2,243	7,926
	85,947	36,650	480,120	140,985
Net loss	$(1,065,489)	$(244,463)	$(2,059,724)	$(962,489)

Less: Net loss attributable to noncontrolling interest	(33,928)	-	(39,261)	-

Net loss attributable to AMHC	(1,031,561)	(244,463)	(2,020,463)	(962,489)

Net loss	(1,065,489)	(244,463)	(2,059,724)	(962,489)

Other comprehensive income (loss):
Unrealized gain (loss) from available for sale securities	280,027	(33,212)	522,354	(37,861)

Comprehensive loss	$(785,462)	$(277,675)	$(1,537,370)	$(1,000,350)

Comprehensive loss attributable to noncontrolling interest	$(33,928)	$-	$(39,261)	$-

Comprehensive loss attributable to AMHC	$(751,734)	$(277,675)	$(1,498,109)	$(1,000,350)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	33,100,729	30,361,398	32,664,863	28,927,858

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGE IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

					Additional		Other	Non-
	Common stock		Preferred stock		paid-in	Accumulated	comprehensive	controlling
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	Total

Balance, January 1, 2011	31,325,859	$31,325	398,477	$1,435,000	$4,646,602	$(4,182,016)	$(136,584)	-	$1,794,327

Share-based compensation					124,482				124,482

Sale of common stock	2,014,000	2,014			829,986				832,000

Issuance of common stock for services	250,000	250			62,250				62,500

Sale of subsidiary common stock					133,599			(13,599)	120,000

Net loss						(2,020,463)		(39,261)	(2,059,724)

Other comprehensive loss:

Unrealized gain on available for sale securities							522,354		522,354

Comprehensive loss									(1,537,370)

Balance, September 30, 2011	33,589,859	$33,589	398,477	$1,435,000	$5,796,919	$(6,202,479)	$385,770	$(52,860)	$1,395,939

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(2,059,724)	$(962,489)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	81,819	51,352
Impairment of assets	714,000	-
Amortization of debt discount	8,536	-
Stock-based compensation expense	124,482	351,255
Gain on sale of marketable securities, net	(20,689)	-
Gain on conversion of debt security to marketable security	(5,760)	-
Impairment on marketable securities	142,650	187,000
(Gain) loss on value of derivative warrants	(12,719)	1,700
Gain on value of derivative liabilities	(627,305)	-
Bad debt expense	20,875	10,000
Accretion of discount on debt securities	(948)	(5,148)
Changes in operating assets and liabilities:
Accounts receivable, including related party	162,376	(343,632)
Prepaid expenses and other	101,124	65,995
Inventory	480	-
Accounts payable	263,988	81,574
Accrued expenses, including related party	(243,664)	135,741
Deferred revenue	(564,178)	(641,123)
Deferred rent liability	11,374	12,075
Net cash used in operating activities	(1,903,283)	(1,055,700)
Cash flows from investing activities
Purchase of debt and equity securities	(30,000)	(80,100)
Sale of investment securities	80,809	-
Cash acquired from AAEX acquisition	-	11,494
Purchase of property and equipment	(11,812)	(22,484)
Net cash provided by (used in) investing activities	38,997	(91,090)
Cash flows from financing activities
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of notes payable	770,000	-
Proceeds from issuance of common stock	832,000	1,305,000
Sale of subsidiary common stock	120,000	-
Purchase of treasury stock	-	(37,500)
Net cash provided by financing activities	1,722,000	1,269,500
Net (decrease) increase in cash	(142,286)	122,710
Cash, beginning	511,626	564,883
Cash, ending	$369,340	$687,593
Supplemental disclosure of cash flow information
Cash paid for interest	$36,758	$5,000
Supplemental disclosure of non-cash investing and financing activities
Increase in investments and deferred revenue	$463,500	$1,086,499
Common stock issued for prepaid services	$62,500	$-
Conversion of debt securities to marketable securities	$41,278	$-
Conversion of notes payable to common stock	$-	$37,500
Common stock issued in connection with AAEX merger	$-	$12,494
Reclassification of assets held for sale to property and equipment	$-	$14,336

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

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

The Company is headquartered in Colorado Springs, Colorado. It currently operates through its subsidiary corporations, AMI, World Wide Premium Packers, Inc. (“WWPP”) and AMHC Managed Services (“AMMS”).

AMI is primarily a publisher of investment-related research and information regarding microcap companies, which it provides through various channels including its website, print media, and investment conferences.   As part of its services, AMI provides an online social networking website intended for high net-worth investors (www.accreditedmembers.com), as well as certain services to corporate or issuer clients (referred to herein as “Profiles”) – representing multiple types of investor-related services (including web articles, press releases and research).  As a primary component of its services, AMI hosts multiple investment conferences each year that are intended for individuals and companies to identify and build relationships and build awareness of their business plans and operations.  AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies (companies with a market capitalization less than $300 million), and AMI sells business valuation reports that it prepares for customers. AMI’s services are generally sold in the form of customer memberships, which typically have terms of 30 days up to one year.

AMI’s online community is designed to provide investors with a vital resource to assist in the discovery of new investment ideas, access to independent research and interaction with other successful investors.  Upon joining, members must represent to AMI that they meet certain sophistication and net worth criteria.

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.  In June 2011, the Company formed AMMS.  All management services projects were transferred to AMMS from AMI in connection with the formation.  Beginning in the quarter ended September 30, 2011, AMMS also began providing management services to certain related party companies (Note 13).

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS (CONTINUED)

On October 8, 2010, the Company acquired all of the outstanding shares of common stock of WWPP, a related party affiliate.  WWPP has a license agreement with Pat Boone (an American singer, actor and writer) that grants WWPP an exclusive world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.

On August 17, 2011, WWPP announced modifications to its business plan, and effective August 17, 2011, WWPP ceased its online sales of Pat Boone branded products. WWPP is shifting its core business plan as a result of its early stage analysis that the target customer for its online marketing and sales efforts does not meet the demographics of Pat Boone affiliates. The Company is working towards identifying strategic industry companies to assist WWPP in moving toward an in-store retail strategy. The Company, along with Mr. Boone, determined that the Pat Boone brand of quality meats may gain more momentum and public acceptance by being positioned on targeted grocery store shelves, to help build the brand in selected markets versus the limited sales experienced through a solely online distribution method. Although WWPP hopes to be able to sell premium meat products on a retail level, it has not taken any definitive steps with retailers or others to place and sell its products, and there can be no assurance that WWPP will ever be able to sell its products on a retail level (Note 4).

Beginning in October 2010, the Company, through its subsidiaries described above, has three reporting segments: Investment Services and Management Services, provided through AMI and AMMS, and Premium Meat Products, provided through WWPP. Prior to October 2010, the Company operated in two segments, Investment Services and Management Services.

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

Management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $1,065,500 and $2,059,700 for the three and nine months ended September 30, 2011, has a working capital deficiency of approximately $269,700, and has an accumulated deficit of approximately $6.2 million at September 30, 2011. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company operated three seperate segments as of September 30, 2011.  The development of each of these segments has resulted in considerable overhead  expenses which have contributed to the Company’s losses to this point.  While management believes these segments may eventually make positive contributions to the Company, if management deems that assessment to be inaccurate, or if the time frame in which that occurs extends beyond the Company’s ability to raise additional capital or its desire to incur additional dilution, it may decide to exit these new segments.  On August 17, 2011, the Company ceased online sales of Pat Boone branded premium meats.  The Company is currently evaluating selling these meats in a retail environment. While management believes that the Company has the flexibility to scale the operations back to the original legacy business model and operate it profitably, a decision of that nature could prove adverse.  Management will continue to assess these segments in terms of their contributions and capital requirements relative to the Company’s need and ability, if necessary, to access additional capital to support them.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

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

Significant estimates are used in accounting for certain items such as investments, long-lived assets, including identifiable intangibles, impairment, investments in warrants, derivative liabilities, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its large customer base and its geographical dispersion. The Company grants varying payment terms to its customers. Payment terms for valuation reports prepared and sold by the Company typically require a portion of the fee to be paid up front, and the remaining amount due upon report delivery (typically within 45 days of the up-front payment).  Payment terms for memberships vary, but generally are either paid up-front, which includes a small discount, or are paid monthly over the term of the membership. The majority of the accounts receivable are generated from the Issuer Profile Contracts (i.e. corporate clients that utilize AMI’s services).   These contracts are either paid in full with cash or stock or in monthly payments spread over the term of the contract.  For contracts that provide for payment in stock from the customer (discussed below), a receivable is recorded until the stock certificates have been received.

Three customers comprise approximately 54% of net accounts receivable at September 30, 2011; these individual customer balances represent approximately 21%, 20% and 13% of the total. Two customers comprise approximately 74% of net accounts receivable as of December 31, 2010; these individual customer balances represent approximately 46% and 28% of the total.  Two customers accounted for approximately 27% of net revenues for the three months ended September 30, 2011.  Two customers accounted for approximately 22% of net revenues for the nine months ended September 30, 2011. No customer accounted for more than 10% of net revenue for the three and nine months ended September 30, 2010.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts and sales credits that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $32,375, and $22,500, respectively.

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

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

Financial instruments:

At September 30, 2011, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model.  The fair value of receivables and notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	September 30, 2011
	Level 1	Level 2	Level 3
Cash	$369,340	$-	$-
Investment in marketable securities	1,090,904	-	-
Investment in debt securities	-	-	30,000
Investment in warrants	-	-	97,960
Derivative liability	-	-	(156,695)

	Fair value measurement as of
	December 31, 2010
	Level 1	Level 2	Level 3
Cash	$511,626	$-	$-
Investment in marketable securities	525,367	-	-
Investment in debt securities	-	-	40,330
Investment in derivative warrants	-	-	24,827
Derivative liability	-	-	(707,000)

Level 3 recurring fair value measurements represent the Company’s investment in debt securities, warrants (Note 5) and the derivative liability (Note 6).  The change in carrying value of the Company’s level 3 fair value measurements are as follows:

	Investment	Investment
	in Debt	in	Derivative
	Securities	Warrants	Liability
Fair value at January 1, 2011	$40,330	$24,827	$(707,000)
Change in fair value	948	58,133	627,305
Receipt of warrants	-	15,000	-
Fair value of derivative instrument (Note 6)	-	-	(77,000)
Conversion of debt to marketable securities	(41,278)	-	-
Purchase of debt securities	30,000	-	-
Fair value at September 30, 2011	$30,000	$97,960	$(156,695)

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible assets:

Intangible assets consist of a trademark license with Pat Boone, which has an indefinite useful life, and is not currently amortized.  Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the estimated fair value of an intangible asset with its carrying amount.    Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  Due to the change in the WWPP business plan announced on August 17, 2011, the Company determined that there was an impairment to this asset.  The impairment expense recorded in the quarter ended September 30, 2011, was $637,000 (Note 4).

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

In March 2010, AMI began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  Expenses of $38,725 were recognized for third parties for their advertising slots during the nine months ended September 30, 2011.  Expenses of $36,875 and $158,875 were recognized for third parties for their advertising slots during the three and nine months ended September 30, 2010.

From November 2010 through August 17, 2011, WWPP derived revenue from the sale of premium meat products to consumers through its website, and WWPP recorded revenue upon delivery of the product to the consumer.  Product returns were not significant through September 30, 2011.  WWPP also sold gift cards for which a liability of $38,000 was established for its cash value upon issuance of the gift card.  The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards are to be used to purchase premium meat products, and the gift cards are expected to be redeemed within one year of issuance. With the shift in business plan in the third quarter 2011, the gift cards are not currently redeemable but may be redeemable in the near future, should WWPP is able to take the business into retail space (of which there is no guaranty).

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued):

Management evaluated the terms of its WWPP sales in consideration of the criteria outlined in Principal Agent Consideration with regards to its determination of gross respect to gross versus net reporting of revenue for transactions with customers.  WWPP, through its website, sold premium meat and other products. In these transactions, management determined that the Company (i) acted as principal; (ii) had the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) had latitude in establishing price with the customer.  For these transactions, the Company recognized revenue on a gross basis.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and preferred stock aggregating 17,639,891 and 5,642,453 as of September 30, 2011, and September 30, 2010, respectively, have been excluded from the calculation of diluted net loss per common share.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs for the three and nine months ended September 30, 2011 and 2010, were approximately $122,600, $700,100, $59,400 and $178,400, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of September 30, 2011, and December 31, 2010, property and equipment consists of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Website development	$309,522	$326,882
Accounting software	10,011	63,225
Furniture and fixtures	37,077	25,265
Equipment	39,037	46,073
	395,647	461,445
Less accumulated depreciation and amortization	(163,188)	(81,979)
	$232,459	$379,466

Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2011 and 2010, was approximately $26,700, $81,800, $14,900 and $51,400, respectively.

During the quarter ended September 30, 2011, due to the change in WWPP’s business plan, the Company recorded an impairment charge of approximately $77,000 to write down certain WWPP property and equipment.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of a trademark license with Pat Boone. On August 17, 2011, WWPP ceased online sales of Pat Boone branded products to pursue other options of selling these branded products in a retail environment.  Management determined that this change in WWPP’s business plan and the cessation of online sales represented changes in circumstances which required WWPP to perform an impairment analysis.  Based on this impairment analysis, the Company determined that the carrying value of the intangible asset exceeded its estimated fair value; however, a valuation has not yet been fully completed in the quarter ended September 30, 2011. Therefore, the Company has recorded an impairment charge of $637,000 in the quarter ended September 30, 2011, as an estimate. Any adjustment to the impairment charge as a result of finalizing the valuation will be recognized in the Company’s fourth quarter.

NOTE 5 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of common stock of 17 unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of September 30, 2011, are as follows (unaudited):

		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$771,516	$619,146	$(299,758)	$1,090,904

During the nine months ended September 30, 2011, the Company recognized an other-than-temporary impairment of two marketable securities by reclassifying approximately $142,700 from other comprehensive loss (a component of equity) to the statement of operations.  The Company also reduced its cost basis of its investment in marketable securities by approximately $142,700.

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

At September 30, 2011, the gross unrealized loss was $299,758 due to a decrease in fair value of certain marketable securities in “microcap” and “small-cap” companies and comprised of 13 investments.  There are three securities, valued combined at September 30, 2011, at approximately $51,500, that have been in an unrealized loss position of approximately $93,900 for over a year.  Based on that evaluation and the Company’s intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these 13 investments to be other-than-temporarily impaired at September 30, 2011.

Cost method investments:

At December 31, 2010, the Company had cost investments of $368,000.  During the nine months ended September 30, 2011, the Company accepted non-marketable equity securities valued at $319,172 in lieu of cash from four privately-held companies (customers).   The Company has no ability to exercise significant influence over these companies, and these companies’ securities are not traded on an exchange or considered readily marketable; therefore, this investment is accounted for under the cost method.  The Company did not identify any events or changes in circumstances that have occurred during the three and nine months ended September 30, 2011, or subsequently, that may have a significant adverse effect on these investments.   During the nine months ended September 30, 2011, one of the companies for which the Company’s had a cost investment completed an initial public offering (“IPO”).  Upon completion of the IPO, the Company reclassified $115,000 to marketable securities. As of September 30, 2011, cost method investments totaled $572,172.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 5 – INVESTMENTS (CONTINUED)

Debt securities and derivative warrants:

In February 2011, WWPP subscribed to purchase $150,000 of 12% convertible promissory notes and warrants to purchase convertible preferred shares of a private company.  Under this agreement, WWPP was to purchase the notes and warrants in five monthly tranches of $30,000 beginning in March 2011.  WWPP made the first and only $30,000 purchase in March 2011. The purchase price was allocated to the convertible promissory note.  It was determined that the warrants had a nominal value.  WWPP rescinded the original subscription agreement and is no longer required to purchase additional notes or warrants from this private company (Note 8).

At December 31, 2010, the Company had two debt securities (convertible promissory notes), which had an aggregate carrying value of approximately $40,300.  The notes have interest rates of 8% to 9%; interest is due quarterly.  A note for $19,100 was with a publicly- traded company; and a note for $21,200 was with a privately-held company.  During the nine months ended September 30, 2011, the Company converted its debt securities into common shares of the investee companies.  During the three and nine months ended September 30, 2011, the Company recognized $0 and $948 of other income related to discount accretion.

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

Warrants:

During the quarter ended September 30, 2011, the Company entered into three managed services agreements with three separate related parties. The Company’s CEO was appointed to the board of directors of each of these companies.  The Company receives a fixed monthly fee in cash.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock in each of these companies (Note 13). The first warrant received was for the Company to purchase up to 250,000 common shares at $0.01 per share.  For the second warrant, the Company may purchase up to 500,000 common shares exercisable at $0.001 per share.  For the third warrant, the Company may purchase 500,000 common shares at $0.0005 per share.

Each of these warrants are from privately-held companies for which there is no liquidity mechanism and no historical financial information to predict further performance.  The Company valued the warrants based in part on the estimated value of the services provided over the term of the agreements.  The value of the three warrants was determined to be $15,000.  Revenues associated with the receipt of the warrants are deferred and recognized over the term of the managed service agreements.

NOTE 6 – DERIVATIVE LIABILITIES

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity.” This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion features that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at September 30, 2011 and December 31, 2010, was $79,700 and $707,000, respectively. The change in the fair value of the embedded conversion feature of $627,305 was recognized as a gain on value of derivatives on the consolidated statements of operations.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 6 – DERIVATIVE LIABILITIES (CONTINUED)

In April 2011, the Company began selling secured promissory notes each containing an embedded feature that requires a payment in excess of principal and interest based on certain terms and conditions (Note 7). This embedded feature has been determined to be a derivative instrument and classified as a liability. Liability classification is required because this provision will require the Company to pay an additional sum of 10% to the secured note holders if the collateral keeps the value of the principal and any outstanding interest.

The Company allocated the proceeds from the issuance of notes payable and the additional sum based on the fair value of the instruments on the date of sale.  The fair value of the additional sum is estimated using a probability weighted discount cash flow model.  The fair value of the liability at the date of sale was $77,000. The Company determined that there was no significant change in the fair value of the embedded feature from the date of the sale of the promissory notes to September 30, 2011.

NOTE 7 – NOTES PAYABLE

Convertible notes:

As of September 30, 2011, convertible notes that were originally issued in 2009 with an aggregate face amount of $200,000 are outstanding. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of the Company’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which the Company is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and the AAEX Merger and its prescribed exchange ratio).

Promissory notes:

Beginning on April 15, 2011, the Company began selling 12% secured promissory notes (“the Notes”) in principal increments of $25,000.  Through September 30, 2011, the Company sold notes with a face amount of $770,000 for cash.  These notes bear interest at 12% per annum with a maturity date of April 15, 2014.  The Notes are collateralized by certain investment securities, as defined, (the “Collateral”) held by the Company as of April 18, 2011. In addition to the principal and interest due under the Notes, the lenders are entitled to receive an amount equal to 10% of the original principal amount of each Note (the “Additional Sum”), provided that the proceeds of the Collateral are sufficient to cover the principal and interest due under the Notes. The Company is not obligated to liquidate the Collateral to pay the Additional Sum, and unless an event of default, as defined in the agreement, is declared, any sales of all or part of the Collateral will be made in the Company’s sole discretion. Payments from the sale of the Collateral shall be applied first to the interest due under the Notes, then to the principal amount owing, and finally to the payment of the Additional Sum.  As of September 30, 2011, the carrying amount of the collateral is approximately $1,441,500; $958,800 is recorded as long-term marketable securities, $399,700 is recorded as cost investments and approximately $83,000 is recorded as derivative warrants.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

License agreement:

Pursuant to terms of the license agreement with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month, as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments.  For the three and nine months ended September 30, 2011, the Company expensed royalties of $10,000 and $70,000, which is recorded as a component of cost of premium meat products revenue.  The license fees were no longer due when online sales were ceased; however, said payments will be required at such time the Company commences any new revenue generating activities.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On June 23, 2011, WWPP filed a demand for arbitration with the American Arbitration Association to arbitrate a dispute between WWPP and a former third party service provider.  WWPP alleged that the former service provider breached an agreement between the parties and WWPP sought the recession of the consideration it paid to the former service provider, as well as the recoupment of its costs and fees.  The service provider asserted counterclaims against WWPP alleging WWPP was in breach of a separate agreement between the parties and sought the payment of $120,000 from WWPP.  On September 14, 2011, the parties reached a settlement and release.  Neither party was required to make any payments, and the agreement between the parties was considered terminated.

On September 27, 2011, Salem Radio Network, Inc. filed a petition in the County Court at Law No. 5 in Dallas Texas naming WWPP as a defendant.  In its Petition Salem Radio Network has asserted a claim of unjust enrichment against WWPP seeking payment for services and products Salem Radio Network allegedly provided to WWPP.  In the Petition, Salem Radio Network has asserted damages of $140,000 and is also seeking its attorneys’ fees, as well as interest.  While WWPP believes several of the allegations in the Petition are without merit, and although WWPP is considering its legal options with respect to this matter, it does not expect to file an answer to the Petition.   If WWPP does not answer the Petition, or otherwise defend itself in this matter, it could result in a judgment being entered against WWPP.

Although it is too early at this time to determine the ultimate outcome of certain of these matters, management believes that the ultimate outcome will not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 9 – INCOME TAXES

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $362,700, $700,500, $83,100 and $327,200 for the three and nine months ended September 30, 2011 and 2010, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

NOTE 10 – EQUITY

Common stock issuances:

During the nine months ended September 30, 2011, the Company sold 1,514,000 shares of common stock for total proceeds of $757,000 for shares that were issued at $0.50 per share. During the nine months ended September 30, 2011, the Company sold 500,000 shares of common stock for total proceeds of $75,000 for shares that were issued at $0.15 per share.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 10 – EQUITY (CONTINUED)

Common stock issuances (continued):

During the nine months ended September 30, 2011, the Company issued stock for prepaid services as part of an annual agreement.  There were 250,000 shares that were issued at $0.25 per share for a total value of $62,500.  The amount is recognized as a prepaid expense as the shares were fully vested and non-forfeitable on the date they were granted.  The expense will be recognized as services are provided over one year.

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

During the nine months ended September 30, 2011, the Company granted stock options to purchase an aggregate of 892,500 shares of common stock to five employees.  Included in these grants, in March 2011, the Company granted an option to an employee for sales development, entitling this person to purchase up to 100,000 shares of the Company’s common stock at $0.80 per share.  This option has a four-year term; the option to purchase 100,000 shares vests quarterly on a pro-rata basis over one year, but only upon the achievement of the performance objectives determined by management, as defined.  The performance objective began in the quarter ended June 30, 2011, and the amount of shares vested is to be valued at the end of each quarter upon completion of the performance objective. Also included in these grants, in September 2011, the Company granted an option to an employee for his services related to membership development, entitling this person to purchase 500,000 shares of the Company’s common stock at $0.15 per share.  The option has a three-year term and vests in full automatically upon the achievement of the performance objectives determined by management, as defined.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $24,100, $75,900, $104,100 and $209,300 for the three and nine months ended September 30, 2011 and 2010, respectively. The stock-based compensation cost that has been included to selling and marketing expense in the statements of operations was approximately $9,800 and $42,100, for the three and nine months ended September 30, 2011.  There was $0 included in selling and marketing expenses for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2011, there was approximately $122,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the nine months ended September 30, 2011, was $0.16 per share.  The assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2011, are as follows:

Risk free interest rate	1.16-1.77%
Expected volatility	91-94%
Expected term	4 years
Expected dividend yield	0

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 10 – EQUITY (CONTINUED)

The following table sets forth the activity in the Plan for the nine months ended September 30, 2011:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2011	2,294,570	$0.28
Granted	892,500	$0.43
Exercised	-	$-		-
Forfeited/cancelled	(325,000)	$0.18
Outstanding at September 30, 2011	2,862,070	$0.36	2.46	-
Exercisable at September 30, 2011	1,901,347	$0.25	1.63	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2011.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2011:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2011	888,798	$0.31
Granted	892,500	$0.16
Vested	(558,075)	$0.23
Forfeited/cancelled	(262,500)	$0.18
Non-vested options outstanding at September 30, 2011	960,723	$0.26

Warrants:

In May 2011, the Company granted a warrant that immediately vested to purchase up to 500,000 shares of common stock to one outside consultant.  This warrant has a two-year term and an exercise price of $0.30 per share and approximately $15,400 has been recognized in selling and marketing expense.  The Company expects to recognize the remaining compensation cost of $21,600 over nine months.

NOTE 11 – WWPP SALE OF COMMON STOCK AND NONCONTROLLING INTEREST

In March 2011, WWPP initiated an offering to accredited investors for the sale of up to 1,500,000 shares of newly-issued WWPP common stock. During the nine months ended September 30, 2011, WWPP sold 120,000 shares of its common stock to third parties for cash of $120,000.  As a result of WWPP’s sale of its common stock, the Company’s ownership interest in WWPP was reduced from 100% to approximately 96% as of September 30, 2011.  The 4% interest in WWPP owned by third parties at September 30, 2011, is presented as a non-controlling interest in the consolidated financial statements.  WWPP has 3,120,000 shares outstanding as of September 30, 2011, of which AMHC owns 3,000,000 and unrelated third parties own the non-controlling interest of 120,000 shares.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 12 – SEGMENT REPORTING

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

The tables below summarize information about the Company’s three reportable segments for the three and nine months ended September 30, 2011 and 2010.   The Company had two reporting segments for the three and nine months ended September 30, 2010.

	Investment	Management	Premium Meat
	Services	Services	Products	Eliminations	Total
Three months ended September 30, 2011
Sales	$259,661	$75,000	$18,972	$-	$353,633
Sales - Related Party	-	123,007	-	-	123,007
Intercompany sales	-	150,000	-	(150,000)	-
Gross profit (loss)	74,254	240,191	(58,287)	(150,000)	106,158
Impairment of assets	-	-	(714,000)	-	(714,000)
Net income (loss)	(409,331)	240,076	(896,234)	-	(1,065,489)
Total assets	4,937,001	1,582,654	1,043,100	(3,916,989)	3,645,766
Three months ended September 30, 2010
Sales	$681,180	$25,000	$-	$-	$706,180
Gross profit	500,704	25,000	-	-	525,704
Net income (loss)	(430,756)	186,293	-	-	(244,463)
Nine months ended September 30, 2011
Sales	$1,040,732	$275,000	$53,949	$-	$1,369,681
Sales - Related Party	-	123,007	-	-	123,007
Intercompany sales	-	600,000	-	(600,000)	-
Gross profit (loss)	497,655	827,216	(175,373)	(600,000)	549,498
Impairment of assets	-	-	(714,000)	-	(714,000)
Net income (loss)	(1,364,013)	827,101	(1,522,812)	-	(2,059,724)
Total assets	4,937,001	1,582,654	1,043,100	(3,916,989)	3,645,766
Nine months ended September 30, 2010
Sales	$1,720,341	$25,000	$-	$-	$1,745,341
Gross profit	1,040,771	25,000	-	-	1,065,771
Net income (loss)	(1,229,907)	267,418	-	-	(962,489)

NOTE 13 – RELATED PARTY TRANSACTIONS

Related party management services agreements:

During the quarter ended September 30, 2011, the Company entered into three management services agreements with companies in which the Company’s CEO began serving on the board of directors of each of these companies.  These management services agreements are for a one-year term and provide for a  fixed monthly fee to be paid in cash.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock of each of these companies (Note 5).  The related party accounts receivable balance represents the management fee due at September 30, 2011.

Related party payable:

In July 2011, an employee of AMI and shareholder advanced $25,000 to WWPP for short-term operating cash needs.  The amount is non-interest bearing, unsecured, and due on demand.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 14 – SUBSEQUENT EVENTS

On October 3, 2011, the Company initiated an offering of up to $250,000 of 12% secured promissory notes which mature on October 3, 2014.  The notes are collaterlized by certain investments in related party warrants. In addition, each subscriber is to receive a warrant to purchase the Company's common stock at $.40 per share.

On October, 9, 2011, a related party managed services agreement was terminated.  As part of the termination agreement, the company’s CEO resigned from the board of directors of that company.

On November 3, 2011, the Company subscribed to a note offering for $25,000 with a related party.  The promissory note carries a 5% interest rate, and is unsecured.  In addition, the Company  received 25,000 shares of this Company.

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

▪
Investment Conferences and Seminars - AMI organizes and hosts several investment conferences within the United States each year.   AMI members (as well as other persons) may register to attend these conferences.   Subscribing Corporate Issuers to the Site are given the opportunity to either present a 30 minute overview of their business to conference attendees and/or to have a conference/exhibitors table (depending on their paid contracted service).

▪
Research and Publications - AMI provides financial reports and general analysis to its members which it believes is independent and unbiased.   This research and information in large part focuses on small/microcap companies, as AMI believes that information and research with respect to these companies is difficult to come by.    Through this research AMI does not provide financial or investment advice to any of its clients.    AMI also publishes a quarterly magazine that it distributes to its current and prospective clients that is intended to promote AMI’s business and also provide general information regarding the market and financial news. Although AMI may later attempt to generate advertisement or other revenues through this publication, it currently is distributed primarily for, and as a service to AMI members promotional purposes.

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

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences it hosts and also through management services contracts. AMI hosted one investment conference during each quarter ended March 31, 2011, June 30, 2011, and September 30, 2011, and plans to host one conference during the fourth quarter of 2011.  In total, AMI is planning to host up to four investment conferences in 2011.  Going forward, AMI is planning to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report.  As part of its efforts to increase memberships, starting in April 2011, AMI launched a new marketing campaign and devoted a significant amount of time and resources to this campaign – including entering into an agreement with Ben Stein whereby Mr. Stein agreed to provide certain services on behalf of AMI and permit AMI to use his name and likeness in its marketing materials.

World Wide Premium Packers, Inc.

WWPP was formed on February 14, 2010, for the purpose of procuring, processing, and marketing premium meats and related products.  WWPP entered into a licensing agreement with Pat Boone (an American signer, actor and writer) that granted WWPP an  exclusive, world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.    Throughout much of 2010, WWPP focused on organizational matters and on developing its business plan.  On November 15, 2010, WWPP launched its first consumer brand, Pat Boone All-American Meats.  These products are mail (or internet-ordered) and generally sent directly to the consumer.  The target market of this brand was values-based, meat consumers that appreciate premium products.  WWPP’s business operations are currently comprised of a Pat Boone Meats unit that is a consumer brand and independent business unit.  Pat Boone All-American Meats is a legacy brand of premium meats sold direct to consumers.  The products are targeted to consumers that are loyal to the name and causes of Pat Boone. This business unit operated primarily through a network of suppliers, service providers and co-packing facilities.

As of August 17, 2011, WWPP announced modifications to its business plan and effective August 17, 2011, WWPP ceased its online product sales. WWPP will shift its core business plan as a result of its early stage analysis that the target customer for its online marketing and sales efforts does not meet the demographics of Pat Boone affiliates. WWPP hopes to identify strategic industry companies to assist in moving WWPP toward an in-store retail strategy. WWPP, along with Mr. Boone, determined that the Pat Boone brand of quality meats may gain more momentum and public acceptance by being positioned on grocery store shelves, versus the limited access experienced through online sales.  Although WWPP hopes to be able to sell premium meat products on a retail level, it has not taken any definitive steps with retailers or others to place and sell its products and there can be no assurance that WWPP will ever be able to sell its products on a retail level.

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

To date, the Company has entered into several management services agreements:

▪
On May 18, 2010, the Company entered into a management services agreement with WWPP (which at the time was controlled primarily by certain related parties).  Through this agreement, the Company  provided WWPP certain administrative and other corporate management services including the administration and implementation of accounting and general financial book-keeping functions, the coordination of certain sales and marketing activities, and standard investor relations services.  This agreement terminated as of August 31, 2011, due to the shift in WWPP’s business plan to identify industry partners to position WWPP in a retail space rather than through online sales.

▪
On September 15, 2010, the Company entered into a management services agreement with Malemark, Inc., an unrelated party, which calls for monthly payments of $50,000, although this fee was paid in large part through common stock of Malemark, Inc.   This agreement ended March 31, 2011.

▪
On February 1, 2011, the Company entered into a management services agreement with DRS Health, Inc.  The agreement was for an initial three-month term. DRS Health paid the Company a monthly fee equal to $25,000 per month – this fee was paid with DRS Health’s common stock valued at $12,500 and the remaining $12,500 in cash.  On May 1, 2011, the Company renewed the management services agreement with DRS Health, Inc. for a six-month term and agreed to pay the Company a monthly fee equal to $25,000 per month – however this fee is being paid through DRS Health’s common stock valued at $12,500 and $7,500 per month in cash with a final cash payment of $30,000 due at the end of the renewal term.

▪
On July 5, 2011, the Company entered into a management services agreement with The ChangeMob, Inc.  This agreement was for an initial twelve-month term unless terminated by either party.  The agreement was effectively terminated as of October 9, 2011 by mutual consent.  The ChangeMob paid the Company a monthly fee equal to $22,500 cash per month for approximately three and one-half months. The ChangeMob also issued one stock warrant to the Company to purchase 250,000 common shares at $0.01 per share.  The Company had an executive officer appointed to the board of The ChangeMob, Inc. while the contract was in effect, thus the revenue was recognized as related party.  With the termination of the contract on October, 9, 2011, the Company’s executive officer resigned from the board of The ChangeMob, Inc.

▪
On September 1, 2011, the Company entered into a management services agreement with The Story Company, Inc.  This agreement is for an initial twelve-month term unless terminated by either party.  The Story Company, Inc.  is to pay the Company a monthly fee equal to $22,500 cash per month – however, this fee is not due to the Company until The Story Company obtains at least $250,000 in outside capital. The Company also received one Board of Director’s seat upon execution of this agreement which makes this contract related party and revenue has been and will be recognized as such. The Story Company, Inc. also issued one stock warrant to the Company to purchase 500,000 common shares exercisable at $0.001 per share.

▪
On September 1, 2011, the Company entered into a management services agreement with Southern Hospitality Franchisee Holding Corporation (“SHFHC”).  This agreement is for an initial twelve-month term unless terminated by either party.    SHFHC is to pay the Company a monthly fee equal to $35,000 cash per month. The Company has also received one Board of Director’s seat upon execution of this agreement which makes this contract related party and revenue has been and will be recognized as such. SHFHC also issued one stock warrant to the Company to purchase 500,000 common shares exercisable at $0.0005 per share.  On November 3, 2011, the Company subscribed into the SHFHC’s note offering for $25,000. The promissory note carries a 5% interest rate, and is unsecured. In addition, the Company received one share of common stock for each dollar loaned.

The Company hopes to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It’s the Company’s intent to have these management services compliment the AMI products.

Results of Operations

The financial statements reflect the results of Company’s operations on a consolidated basis.  The Company conducts its operations through its subsidiaries, AMI, WWPP, and AMMS starting June 2011.   The Company’s operations have generally grown since the time of the AMI Merger (completed during the quarter ended March 31, 2010) as the Company has expanded its client base and has begun to offer additional services to its clients.  Although the Company’s increased operations have resulted in greater revenues for the Company, the Company’s costs of operations have also grown.  However, the Company is optimistic that its results of operations will improve throughout the remainder of its 2011 fiscal year as a result of new promotional activities we have, and plan to, engage in.  Moreover, we hope to both further develop and grow our operations through AMI and AMMS; primarily by continuing to grow our client base and market awareness, as well as offering new services through AMI.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations.

Revenues

During the three months ended September 30, 2011 and 2010, the Company generated approximately $476,600 and $706,200 in net revenue.  The decrease is largely due to the decreased revenues generated through the AMI investment conference in third quarter 2011, which was smaller when compared to the AMI investment conferences in third quarter 2010.

During the nine months ended September 30, 2011 and 2010, the Company generated net revenues of approximately $1,492,700 and $1,745,300, respectively.  The decrease is due to the factors mentioned above offset by expansion of the Company’s management services it provids to clients.

Of the Company’s overall revenues during the three and nine months ended September 30, 2011, its revenues were generated through the following business segments:

	Investment Services	Management Services	Premium Meat Products*
Three months ended September 30, 2011	$259,600	$198,000	$19,000

Nine months ended September 30, 2011	$1,040,730	$398,000	$53,950

*WWPP does not expect to generate any revenue in this segment through the remainder of 2011.

Of the revenues generated by AMI and AMMS during the three months ended September 30, 2011, approximately 54% were generated through conference revenue, memberships, magazine, and issuer profiles; 42% were generated through management services.  All revenues generated through WWPP were the result of sales of meat and related products during the three months ended September 30, 2011, although WWPP terminated online sales during the quarter.

Of the revenues generated by AMI during the nine months ended September 30, 2011, approximately 70% were generated through conference revenue, memberships, magazine, and issuer profiles; 27% were generated through management services.  All revenues generated through WWPP were the result of sales of meat and related products during the nine months ended September 30, 2011.

Many of AMI’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, much of the revenues AMI will ultimately recognize will first be recorded as deferred revenue on the consolidated balance sheets.  As AMI delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component reflected as a liability on its balance sheet is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  For WWPP, there was an immaterial amount of deferred revenue liability recognized for the three and nine months ended September 30, 2011.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date with the possibility of card holders redeeming gift cards in a retail space if or when it becomes available.

Expenses

General and administrative expenses were approximately $334,200 and $685,500 during the three months ended September 30, 2011 and 2010.  For the third quarter of 2011, these expenses included routine corporate costs (such as payroll and related expenses) and costs incurred for WWPP’s business plan.  The decrease is attributable to allocating payroll costs in 2011 to cost of sales for the management services as this was a large focus of the executive management, salaried and wage employees efforts from the shift of operating expenses in 2010.

For the nine month period ended September 30, 2011 and 2010, general and administrative expenses totaled $1,402,400 and $1,711,600, respectively.  The decrease of 18% or $309,200 was primarily due to reductions in corporate costs for payroll, payroll taxes and stock based compensation.

Selling and marketing expenses during the three months ended September 30, 2011 and 2010 was approximately $209,400 and $121,400 in, respectively. The increase was primarily related to promoting and marketing the Site, investment conferences, AMI magazine publication and advertising for AMI and WWPP operations. For future operations, the Company expects to continue to incur significant selling and marketing expenses as it grows its AMI and AMMS operations.

For the nine months ended September 30, 2011 and 2010, the Company incurred approximately $972,900 and $457,600 in selling and marketing expenses, an increase of $515,300.  This increase was primarily due to the same factors mentioned above to grow the Company’s operations.

For the three and nine months ended September 30, 2011, WWPP incurred an impairment expense of $714,000 due to the change in WWPP's business plan.

Net Loss

For the three months ended September 30, 2011 and 2010, the Company recognized a net loss of approximately $1,065,500 and $244,500, respectively. The net loss for the three months ended September 30, 2011, was 336% more than the net loss recognized in the comparable period of 2010.  In large part, the increase in the net loss realized was due to the WWPP impairment expense of $714,000.  Additionally, the net loss increase due to the Company’s overall expansion of its business operations for AMI and the costs incurred to operate WWPP, which has resulted in greater costs of revenues and operating expenses have also increased.

For the nine months ended September 30, 2011 and 2010, the Company recognized a net loss of approximately $2,059,700 and $962,500, respectively, an increase of 114% of $1,097,200.  The increase was primarily due to the same factors mentioned above.  The Company anticipates that the net loss will continue due to the overall expansion of AMI and AMMS.

Liquidity and Capital Resources

The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2010, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2011, the Company had working capital deficiency of approximately $269,700 and $369,300 of cash.  In large part, the decrease in the Company’s current assets as of September 30, 2011, when compared to December 31, 2010, was the result of the approximately $106,500 of accounts receivable the Company held on September 30, 2011, compared to approximately $362,200 as of December 31, 2010. This was a shift in AMI services being sold as per-conference products rather than annual agreements.   Beginning in the year ended December 31, 2010, the Company accepted equity based payment from certain clients as consideration for services.   In 2011, the Company used a large portion of marketable securities accepted as equity based payment as collateral for a note offering and thus reclassified the collateral from current assets to long-term assets totaling $958,800.

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

Further, the Company’s assets as of September 30, 2011, included total investments in cost, debt and derivative warrant securities of $786,800.  During the nine months ended September 30, 2011, the Company acquired one promissory note from one private company in a private placement transaction.  During the year ended December 31, 2010, the Company acquired three promissory notes and two warrants from two public companies and one private company in private placement transactions.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

As noted above, the Company had a net loss during the three and nine months ended September 30, 2011, as well as the three and nine months ended September 30, 2010.  Further, as of September 30, 2011, the Company had an accumulated deficit of approximately $6,202,500.  Although the Company engages in various revenue generating activities, it continues to rely in part on its ability to raise outside capital through the sale of its securities and note offerings.  Although the Company believes its revenues will increase, for at least the near term, the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the nine months ended September 30, 2011, the Company closed on $832,000 in private placement transactions through the sale of equity.  During the nine months ended September 30, 2011, WWPP closed on $120,000 through the sale of its common stock. During the nine months ended September 30, 2011, the Company issued 12% secured promissory notes with a principal amount of $770,000.

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

Current Liabilities; Deferred Revenue

The Company’s largest current liability as of September 30, 2011, is $555,200 of deferred revenue.  As of December 31, 2010, the Company had $656,000 of deferred revenue.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the site and the ability to participate in conferences. The decrease in deferred revenue is due to delivery of  conference services and website access.

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

Operating Activities

Net cash used in operating activities was approximately $1,903,300 for the nine months ended September 30, 2011, as compared to net cash used in operating activities of approximately $1,055,700 for the nine months ended September 30, 2010. The increase in net cash used in operating activities in the 2011 period (compared to the 2010 period) was primarily due to the increase in net loss for the 2011 period, as compared to the 2010 period, and increases in accounts receivable, accounts payable, change in fair value on the derivative liability in the 2011 period, the impairment of assets, as well as the expansion of the business and addition of operation segments, as compared to the 2010 period.

Investing Activities

Net cash provided by investing activities in the 2011 period was approximately $39,000, as compared to net cash used in investing activities of approximately $91,100 in the 2010 period. Net cash provided by investing activities in the 2011 period, was primarily the result of cash used by the purchase of debt and equity securities and property and equipment totaling approximately $41,800, which was offset by cash received for the sale of investment securities of $80,800.  Net cash used in 2010 of $91,100 was also used for debt and equity securities and the purchase of property and equipment offset by cash provided through the AMI Merger of $11,500.

Financing Activities

Net cash provided by financing activities in the first six months of 2011 was $1,722,000, compared to $1,269,500 in 2010.  Cash provided by financing activities in 2011 was due from the issuance of common stock for $832,000, the sale of promissory note of $770,000 and $120,000 by the sale of subsidiary stock. In 2010, $1,305,000 was from the issuance of common stock, and $2,000 was from the exercise of warrants net down by the purchase of treasury stock of $37,500.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

Business Combinations

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the nine months ended September 30, 2011, from those contained in the Company’s 2010 Annual Report on Form 10-K.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 23, 2011 WWPP filed a demand for arbitration with the American Arbitration Association to arbitrate a dispute between WWPP and a former third party service provider.  WWPP alleged that the former service provider breached an agreement between the parties and WWPP sought the recession of the consideration it paid to the former service provider, as well as the recoupment of its costs and fees.  The service provider asserted counterclaims against WWPP alleging WWPP is in breach of a separate agreement between the parties and sought the payment of $120,000 from WWPP.  On September 14, 2011, the parties reached a settlement and release.  The agreement between the parties was considered terminated and neither party has further liabilities or obligations.

On September 27, 2011 Salem Radio Network, Inc. filed a petition in the County Court At Law No. 5 in Dallas Texas naming WWPP as a defendant.  In its Petition Salem Radio Network has asserted a claim of unjust enrichment against WWPP seeking payment for services and products Salem Radio Network allegedly provided to WWPP.  In the Petition Salem Radio Network has asserted damages of $140,000 and is also seeking its attorneys’ fees, as well as interest.  While WWPP believes several of the allegations in the Petition are without merit, and although WWPP is considering its legal options with respect to this matter, it does not expect to file an answer to the Petition.   If WWPP does not answer the Petition, or otherwise defend itself in this matter, it could result in a judgment being entered against WWPP.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except that the Company through WWPP ceased online sales of its premium meat products during the quarter ended September 30, 2011, and does not expect to generate any revenues through WWPP for at the least the remainder of 2011.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2011, the Company issued 500,000 shares of common stock at $0.15 per share.  The shares were issued to persons who represented to the Company that they are accredited investors.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as well as Rule 506 promulgated thereunder for this issuance.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

None.

Item 5. OTHER INFORMATION

None.

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

ACCREDITED MEMBERS HOLDING CORPORATION
Date: November 14, 2011	By:	/s/ David Lavigne
Chief Financial Officer

Date: November 14, 2011	By:	/s/ J.W. Roth
Chief Executive Officer