Form 10-K
period 2011-12-31
Accredited Members Holding Corp
filed 2012-03-30
CIK 1388132

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

There were 34,446,529 shares of the issuer's common stock, par value $0.001, outstanding as of March 30, 2012.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2011, computed by reference to the closing sales price on that date was approximately $5,640,000.

ACCREDITED MEMBERS HOLDING CORPORATION
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2011

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

The Company has attempted to grow and develop its business operations both by offering new products and services as well as through the strategic acquisition of WWPP.  The Company expects to continue to pursue this business strategy, but may also consider divesting itself of certain operations it ultimately does not believe are compatible with its business objectives or are otherwise in its best interest to divest.

Products and Services

The Company currently provides various services and products both directly and through its subsidiary corporations AMI and AMMS, which provides management services to third parties including services typically provided by executive level personnel on a fix-contract basis. Through August 2011, the Company provided services through its subsidiary WWPP.  These products and services are generally described below.

AMI

AMI, was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from EdgeWater Research, LLC (“EdgeWater”). AMI acquired certain customer contracts and relationships from EdgeWater on March 11, 2009.  AMI had no operations from its formation date to the date of the EdgeWater acquisition.

AMI provides a range of services that are primarily intended for sophisticated investors interested in micro-cap and development stage companies as well as early stage companies seeking to increase general market awareness of their operations and business plans.  To this end, AMI offers a range of free and paid subscription services to individual investors who purchase memberships offered by the Company, as well as to companies that pay AMI to participate in its services and programs aimed to help those companies improve their investment relations and increase their market exposure.  Among the services provided by and through AMI, and the manners in which it provides its services to its clients are:

▪
AMI Website - Through its website (www.accreditedmembers.com) members may access information that is intended to provide members with various financial and investment related information and tools (the “Site”).  The Site is also intended to allow members a forum to network with other investors and share investment ideas and information.  On the Site members can post comments and other information on a range of investment related issues, review information posted by other members, and interact with other members regarding investment and financial market issues.  This exchange of information is done primarily through blogs and posting of comments and other information. Members cannot post materials (including comments) on the Site in an anonymous manner. Additionally, issuer clients (such as corporations) may post “profiles” where they can provide general information about their company and business plan.

▪
Investment Conferences and Seminars - AMI organizes and hosts several investment conferences within the United States each year.   At these conferences, AMI clients are given the opportunity to present information with respect to their respective businesses and given the opportunity to respond to questions from conference attendees.   AMI members (as well as other persons) may register to attend these conferences.   Subscribing issuers to the Site are given the opportunity to either present a 20 to 30 minute overview of their business to conference attendees and/or to have a conference/exhibitors table (depending on their paid contracted service).

▪
Research and Publications - AMI provides financial reports and general analysis to its members which it believes is independent and unbiased.   This research and information in large part focuses on small/microcap companies, as AMI believes that information and research with respect to these companies is difficult to come by.    Through this research AMI does not provide financial or investment advice to any of its clients.    AMI also publishes a quarterly magazine that it distributes to its current and prospective clients that is intended to promote AMI’s business and also provide general information regarding the market and financial news.  AMI also sells advertisements through this publication.

▪
Other Products and Services - AMI sells business valuation reports that it prepares for non-public issuer/customers. AMI issues a monthly “AMI Analyst Report” that provides third party evaluations of early stage companies, this report is provided to paying members.

AMI believes that the predictable, recurring revenue streams and operating leverage in its membership subscription and issuer subscription model as well as the market opportunity will result in margin expansion and long term revenue growth. AMI believes there is a large opportunity to convert many of the people who utilize financial information that is publicly available on the Site to paid subscribers of the Site.

Although AMI generally provides its products and services for cash compensation, in its discretion it may accept (and has accepted) equity compensation from its issuer profile clients. When AMI accepts equity compensation, it may disclose its equity interest in its respective clients as it deems appropriate.

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences and management services contracts.  During 2010 and 2011, AMI hosted four investment conferences each year.  AMI hopes to host up to three investment conferences in 2012.  Going forward, in 2012 AMI hopes to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report and other membership opportunities.

World Wide Premium Packers, Inc.

WWPP was formed on February 14, 2010, for the purpose of procuring, processing, and marketing premium meats and related products.  WWPP entered into a licensing agreement with Pat Boone (an American signer, actor and writer) that granted WWPP a perpetual exclusive, world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.    Throughout much of 2010, WWPP focused on organizational matters and on developing its business plan.

On November 15, 2010, WWPP launched its first consumer brand, Pat Boone All-American Meats.  These products were mail ordered (or internet-ordered) and generally sent directly to the consumer.  The target market of the brand was values-based, meat consumers that appreciate premium products.  Five percent of the net sales from each transaction were contributed to a charitable program (5% For Hunger).  This program is administered by the Pat Boone Foundation, an organization dedicated to help people in need, at home and abroad. WWPP’s business operations were comprised of a Pat Boone Meats unit that was a consumer brand and independent business unit.  Pat Boone All-American Meats is a legacy brand of premium meats sold direct to consumers.  The products were targeted to consumers that are loyal to the name and causes of Pat Boone. This business unit operated primarily through a network of suppliers, service providers and co-packing facilities.

On August 17, 2011, WWPP announced modifications to its business plan and ceased its online sales of Pat Boone branded products. WWPP has shifted its core business plan after its analysis that the target customer for its online marketing and sales efforts does not meet the demographics of Pat Boone affiliates. The Company is working towards identifying strategic industry companies to assist WWPP in moving toward an in-store retail strategy. The Company, based on discussions with Mr. Boone, determined that the Pat Boone brand of quality meats may gain more momentum and public acceptance by being positioned on targeted grocery store shelves to help build the brand in selected markets versus the limited sales experienced through a solely online distribution method. Although WWPP hopes to be able to sell premium meat products on a retail level, it has not taken any definitive steps with retailers or others to place and sell its products, and there can be no assurance that WWPP will ever be able to sell its products on a retail level.

Management Services

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.  In June 2011, the Company formed AMHC Managed Services, Inc. (“AMMS”), a wholly owned subsidiary of the Company.  All management services projects were transferred from AMI to AMMS in connection with the formation.  These management services are aimed to assist certain private companies with the advancement of their business plans.  The Company believes that many small private companies are formed by entrepreneurs with deep aptitudes in the technical aspects of their relevant businesses, but with limited expertise in other aspects of the business, such as access to potential marketing relationships, various outsourcing opportunities, management and reporting infrastructure/controls, capital formation and structure and a host of others. The Company’s experience has been that many small private companies develop products, services or other viable business opportunities with considerable promise, yet they ultimately fail because they lack certain key components necessary to advance their plans to the point of success.  The Company believes that its founders and staff possess aptitudes in many of those areas, as well as considerable relationships with both its members and others enterprises operating in various other relevant areas.  As a result, the Company believes these things place it in a position where it can provide marked value to private companies who lack some of those critical components.  The management services approach may allow the Company to leverage and monetize those relationships by perhaps contracting with some of its members or others it may know to help execute the portions of the business that the private company operators may not be able to execute on their own.

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

On September 15, 2010, the Company entered into a similar management services agreement with Malemark, Inc., an unrelated party, which calls for monthly payments of $50,000, although this fee was initially paid through common stock of Malemark, Inc.  This agreement ended March 31, 2011.

On February 1, 2011, the Company entered into a management services agreement with DRS Health, Inc.  The agreement was for an initial three-month term. DRS Health paid the Company a monthly fee equal to $25,000 per month – this fee was paid with DRS Health’s common stock valued at $12,500 and the remaining $12,500 in cash.  On May 1, 2011, the Company renewed the management services agreement with DRS Health, Inc. for a six-month term and agreed to pay the Company a monthly fee equal to $20,000 per month – however, this fee was being paid through DRS Health’s common stock valued at $12,500 and $7,500 per month in cash.  This agreement ended November 30, 2011.

On July 5, 2011, the Company entered into a management services agreement with The ChangeMob, Inc. (“The ChangeMob”). This agreement was for an initial twelve-month term unless terminated by either party.  The agreement was effectively terminated as of October 9, 2011, by mutual consent.  The ChangeMob paid the Company a monthly fee equal to $22,500 cash per month for approximately three and one-half months.  The ChangeMob also issued one stock warrant to the Company to purchase 250,000 common shares at $0.01 per share.  The Company had an executive officer appointed to the board of The ChangeMob while the contract was in effect, thus the revenue was recognized as related party.  With the termination of the contract on October 9, 2011, the Company’s executive officer resigned from the board of The ChangeMob.

On September 1, 2011, the Company entered into a management services agreement with The Story Company, Inc. (“The Story Company”). This agreement is for an initial twelve-month term unless terminated by either party.  The Story Company is to pay the Company a monthly fee equal to $22,500 cash per month – however, this fee is not due to the Company until The Story Company obtains at least $250,000 in outside capital. The Company also received one board of director’s seat upon execution of the agreement which makes this contract related party and revenue has been and will be recognized as such. The Story Company also issued one stock warrant to the Company to purchase 500,000 common shares exercisable at $0.01 per share. As of December 1, 2011, this agreement was amended for the September fee to be paid in $22,500 in common stock with no October nor November fees due.  As of December 1, 2011, the fee would be $4,000 cash per month – however, this fee is not due to the Company until The Story Company obtains at least $250,000 in outside capital.

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

The Company hopes to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It is the Company’s intent to have these management services compliment the AMI products.

Competition

Each of the Company’s business segments operates in a competitive market environment.

AMI - AMI competes in the market for financial research and information which is a highly competitive market. AMI competes with other free and fee-based financial information websites such as Yahoo Finance, www.redchips.com, www.raisecapital.com, and angelsoft.com with respect to its financial information services.  Additionally, AMI competes with other providers of financial information and research, including those who provide such information through more traditional channels such as the radio, television and print.   AMI believes it has a competitive advantage over other financial information websites because of the reputation of its staff, that it is targeting a specific group of persons with specific information needs, and mainly focuses on the micro-cap space which it believes is underserved. AMI believes that through its marketing and branding efforts, quality service development, and strategic alliances with advertisers, financial analysts, and others in the financial industry it has, and will continue to, develop a loyal client base in order to compete in the very competitive online marketplace. With AMI’s management services, it targets a specific group of customers with numerous needs that AMI can compete through different services such as financial valuations, business plans, stock offering preparations, and other CEO and CFO advisements.

WWPP - WWPP competed in the market for premium meat and related products sales.  There are numerous competitors in this arena, such as companies that primarily sell their products through on-line channels (such as Omaha Steaks) as well as traditional sellers of food and meat products (such as grocery stores, restaurants and specialty meat stores).  As a legacy brand WWPP was attempting to capitalize on the following Mr. Boone has developed with certain segments of the population, and to otherwise appeal to certain consumer’s desire to purchase products that they believe contribute to benevolent causes.

Dependence on Customers

The Company currently offers a range of products and services both directly and through its subsidiary entities.  AMI expects to deliver similar services in 2012 as in 2011, along with increasing AMI memberships.

For the year ended December 31, 2011, approximately 11% of net revenues were generated from one AMMS customer, DRS Health.  For the year ended December 31, 2010, the Company did not have one or more customers that exceeded more than 10% of net revenues.  The Company is dependent on its overall ability to attract and retain issuer customers.  To this end, AMI is dependent on generating traffic to its website and developing a loyal registered user base (both in terms of members and repeating issuers) and to generate membership fees. Because AMI specifically targets sophisticated investors in the micro-cap space the market of potential users is limited. AMI is dependent on generating revenue from issuers and membership fees from paying members, companies or organizations.

Distribution Methods

AMI – As a result of acquiring the intangible assets (customer contracts and relationships) of EdgeWater, AMI acquired a base of subscribers for the research published by EdgeWater.  In addition to promoting its services through its officers, directors and employees, AMI utilizes independent contractors to sell memberships to the Site and otherwise promote its products and services.  AMI also has a promotional campaign in 2011 through the March 31, 2012 to increase membership through a promotional agreement with Ben Stein.  The Company believes the name recognition will draw in new members.

WWPP – WWPP’s operations were conducted primarily through a network of service provider partners.   Customers generally ordered WWPP’s meat products either on-line at the www.patboonemeats.com website or by phone to the call center. Orders were fulfilled by the co-packer.  The third party co-packer was the order fulfillment center that leverages already established meat production infrastructure to identity, procure, process and distribute consistent, wholesome high value meat products to end consumers. Products then shipped via FedEx directly to the consumer.  These activities ceased when online sales orders were discontinued.

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

WWPP entered into a licensing agreement with Pat Boone (an American signer, actor and writer) that granted WWPP a perpetual exclusive, world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.  Pursuant to terms of the license with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month, as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments. For 2011, the Company expensed royalties of $70,000, which is recorded as a component of cost of premium meat products revenue.  The license fees were no longer due when online sales were ceased; however, said payments will be required at such time the Company commences any new revenue generating activities.

Government Regulation

The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its various business segments.

AMI - There are currently few laws or regulations directly applicable to commercial online services or the Internet. However, due to increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These laws and regulations may cover issues that include, for example, user privacy, pricing and characteristics, and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues that include, for example, property ownership, libel and personal privacy, is uncertain and could expose AMI to substantial liability. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material and adverse effect on our business, results of operations and financial condition.

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

WWPP - WWPP was specifically subject to regulation under the United States Department of Agriculture Food Safety Inspection Service (FSIS).  FSIS is the public health agency in the U.S. Department of Agriculture responsible for ensuring that the nation's commercial supply of meat, poultry, and egg products is safe, wholesome, and correctly labeled and packaged. WWPP worked with the contracted USDA inspected meat processing facility to ensure compliance with the food safety regulations outlined by the USDA for all premium meat products shipped to consumers.  The contracted USDA inspected facility was inspected daily by USDA-FSIS inspectors onsite to ensure ongoing compliance. WWPP believes it was compliant with all applicable laws and regulations in these areas.

Employees

As of March 30, 2012, the Company employed 9 persons, of which three are full time employees and six are part time.  All employees are employed by AMI.

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

The Company maintains several websites for the parent company and the subsidiaries including:  www.accreditedmembershc.com, along with www.accreditedmembers.com.

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

The independent auditors’ report on our financial statements reflect a “going concern” explanatory paragraph.   As a result of our losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of, and for the year ended, December 31, 2011, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

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

 Because the Company has accepted securities from certain clients in consideration for services and otherwise holds securities issued by non-related companies, the Company has less liquidity, is subject to certain risks associated with holding securities, and could be subject to additional regulation.   Beginning in 2010, the Company accepted securities from certain clients in consideration for services and also acquired certain securities from issuers. Generally, these securities are issued by companies with limited (or no) public trading market. Accepting securities in lieu of cash payments provides the Company less liquidity and subjects it to risks associated with holding securities (including market price fluctuations and potentially a lack of liquidity for the securities). Additionally, any drop in the market value of securities held by the Company may decrease the Company’s liquidity. Further, in certain situations companies whose assets are in large part comprised of marketable securities can be subject to state and/or federal regulations, such as under the Investment Company Act of 1940 (the “ICA”).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the ICA, if the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

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

The Company is dependent on its key personnel and likely will need to hire additional personnel.  The Company’s future successes depend on its ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, sales and marketing and business development personnel.  The Company is currently particularly dependent on the efforts of J.W. Roth and David Lavigne.  To date the Company has not entered into an employment agreement with any of its officers.  The loss of either Messrs. Roth or Lavigne would likely have a significant negative impact on the Company’s operations and growth strategies. Competition for qualified personnel may be intense.   If AMHC fails to successfully attract, assimilate and retain a sufficient number of such personnel, its business will suffer.

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

New and existing competitors may enter AMI’s markets and take away market share from the Company.   AMI currently believes there are limited competitors for the range of services it offers and plans to offer.  However, there are numerous sources of financial information, including traditional print sources, television shows, magazines, radio shows, and on-line sources of information.  Certain of these sources of information are provided to consumers free of charge.  Moreover, certain providers of investment related information have been in business for much longer than AMI, and likely are better known to the general population.   These competitors, or new competitors, could potentially have more efficient systems, better management, successful personnel, and greater financial backing.  If competition increases within AMI’s markets the company’s financial position could potentially be negatively impacted.  Moreover, there can be no assurance that a sufficient amount of consumers will ultimately utilize AMI’s products and services over an extended period of time (if at all).

Risks Related to WWPP

Viability of WWPP Depends on Finding a Strategic Partner.  WWPP is currently at a standstill in production while it searches for a strategic partner for retail distribution.  The Company has no assurance that WWPP will be able to locate a suitable strategic partner for retail distribution.  The following risk factors are subject to WWPP restarting its operations.

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

Risks Related to AMMS

Exposure to Additional Liabilities When Providing Management Services.  Pursuant to the provision of management services, the Company is providing decision making services, corporate governance services, financial support and other management support which may expose the Company to additional liabilities.  Although the agreements provide for indemnification, there can be no assurance that the indemnification provision will be effective in protecting AMMS or its affiliates.

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

Item 2. PROPERTIES

The Company’s principal executive office, for all segments, is located at 2 North Cascade Avenue, Suite 1400, Colorado Springs, CO 80903.  The Company does not own any real property.  The following table provides certain information regarding our administrative offices leased as of December 31, 2011:

		Operating
	Principal	Square
Location	Uses	Feet	Interest
Colorado Springs, Colorado	Corporate	3,526	Leased (a)

(a)
Occupied under the terms of a lease expiring December 31, 2015, with an unaffiliated party, subject to renewal for one five-year term at our option. We currently pay $4,260 per month pursuant to the terms of this lease, which amount will escalate up to $4,700 per month in the fifth year of the lease.

Item 3. LEGAL PROCEEDINGS

On April 7, 2011, WWPP filed a complaint in the federal district court for the district of Colorado seeking a declaratory judgment against All American Meats, Inc.  WWPP was not seeking monetary damages from All American Meats, Inc., instead the complaint was filed after All American Meats advised WWPP that it believed that the name it used in commerce and as trademarks “Pat Boone All American Meats”  infringed upon All American Meat’s common law trademark.  WWPP disagreed with All American Meats’ assertions, believed it was entitled to use the name and trademark “Pat Boone All American Meats”, and filed the complaint requesting that the court declare that the use of the name “Pat Boone All American Meats” does not constitute trademark infringement.   On January 9, 2012, both parties agreed to a settlement for WWPP to cease using the phrase “All American” and WWPP has subsequently removed this phrasing from all marketing materials.

On June 23, 2011, WWPP filed a demand for arbitration with the American Arbitration Association to arbitrate a dispute between WWPP and a former third party service provider.  WWPP alleged that the former service provider breached an agreement between the parties and WWPP sought the recession of the consideration it paid to the former service provider, as well as the recoupment of its costs and fees.  The service provider asserted counterclaims against WWPP alleging WWPP was in breach of a separate agreement between the parties and sought the payment of $140,000 from WWPP.  On September 14, 2011, the parties reached a settlement and release.  Neither party was required to make any payments, and the agreement between the parties was considered terminated.

On September 27, 2011, Salem Radio Network, Inc. (“SRN”) filed a petition in the County Court at Law No. 5 in Dallas Texas naming WWPP as a defendant.  In its petition SRN has asserted a claim of unjust enrichment against WWPP seeking payment for services and products SRN allegedly provided to WWPP.  In the petition, SRN has asserted damages of $140,000 and is also seeking its attorneys’ fees, as well as interest.  The court has subsequently entered a default judgment against WWPP.

Item 4.  MINE SAFETY DISCLOSURES

None.
PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ACCM”. The table below sets forth the high and low bid prices of AMHC common stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com).  The quotations reflect inter-dealer prices without retail markup, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2011	$0.42	$0.09
September 30, 2011	0.42	0.07
June 30, 2011	0.80	0.16
March 31, 2011	0.90	0.50
December 31, 2010	0.90	0.45
September 30, 2010	1.40	0.45
June 30, 2010	1.60	0.85
March 31, 2010	1.50	1.50

The closing sales price of AMHC’s common stock as reported on March 12, 2012, was $0.10 per share, which was last reported trade of AMHC’s common stock on the OTC – Bulletin Board.

The Company also has outstanding 385,143 shares of Series A Preferred Stock.  Each share of Series A stock is currently convertible into 8 shares of Company common stock, and each Series A share is entitled to 8 votes per share.  The Series A stock votes as a single class with the Company’s common stock.

Holders

As of March 30, 2012, there were 179 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Since its inception the Company has not declared or paid cash or other dividends on its Common Stock.  The Company has no plans to pay any dividends, although it may do so if its’ financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends.

Equity Compensation Plan Information

The Company has adopted one equity compensation plan being its 2009 Stock Option Plan (the “Plan”).   The Company’s shareholders approved the adoption of the Plan in March 2009.  Initially, a total of 2,603,000 shares of Company common stock were reserved for issuance under the Plan. On October 6, 2010, the Company’s Board of Directors adopted an amendment to the Plan increasing the shares reserved for issuance under the Plan to 7,000,000 shares (the “Amendment”).  Although the Amendment received more than a majority of the votes cast at a meeting of shareholders held on December 15, 2010, it did not receive a sufficient number of votes to be approved by the shareholders.  The sole reason for seeking shareholder approval of the Amendment was to permit certain options granted pursuant to the Plan to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The adoption of the Amendment itself was not subject to shareholder approval.  As a result, although the Amendment is effective, since shareholder approval was not received within one year of the Amendment’s adoption by the Board, options granted from those shares that are a part of the Amendment will not be eligible to be considered Incentive Stock Options under Section 422 of the Internal Revenue Code.

Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company.    The purpose of the Plan is to provide financial incentives for selected employees, advisors, consultants and directors of the Company, thereby promoting the long-term growth and financial success of the Company.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,087,070	(1)	$0.42	515,930	(2)

Equity compensation plans not approved by security holders	2,291,000	(3)	$0.25	2,106,000	(4)

Total	4,378,070		$0.31

(1)	Consists of 2,087,070 options granted pursuant to the Plan.

(2)	Consists of 515,930 shares available for issuance under the Plan.

(3)
Consists of a three warrants issued for business development services. The first warrant is exercisable at $0.29 per share, and all shares underlying the warrant remain subject to a vesting schedule.  The second and third warrants are exercisable at $0.20 per share, and all shares underlying the warrants remain subject to a vesting schedule.

(4)
Consists of an amendment to the Plan increasing the shares reserved for issuance under the Plan to 7,000,000 shares although it did not receive a sufficient number of votes to be approved by the shareholders.  The number here reflects the 7,000,000 approved by the Board minus the 2,603,000 shares that can be issued as approved by the shareholders and the 2,291,000 currently outstanding options, warrants and rights under the non-shareholder approved plan.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2011, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the following:

On November 17, 2011, the Company issued 750,000 shares of its common stock in a private placement transaction.  The shares were issued at $0.20 per share for total proceeds of $150,000.  Because the investors each represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

Repurchases of Equity Securities

The Company did not repurchase any shares of the Company’s common stock during the year ended December 31, 2011.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;

•	Our results of operations for the years ended 2011 and 2010;

•	Our liquidity and capital resources;

•	Any off balance sheet arrangements we utilize;

•	Any contractual obligations to which we are committed;

•	Our critical accounting estimates;

•	The inflation and seasonality of our business; and

•	New accounting standards that affect our company.

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

On October 8, 2010, the Company acquired WWPP through a merger transaction, which resulted in WWPP becoming a wholly owned subsidiary on that date.  WWPP’s results of operations and financial resources, from the acquisition date, are presented on a consolidated basis with the Company as of December 31, 2011.  As of December 31, 2011 the Company held only 96.2% of WWPP.

Results of Operations – Years ended December 31, 2011 and December 31, 2010

AMI was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from Edgewater.   AMI had no operations from its formation date to the date of the Edgewater acquisition which occurred on March 11, 2009.  The financial statements included in this Annual Report for the period from January 1, 2009 through March 10, 2009 reflect the results of operations of EdgeWater. The financial statements for all periods subsequent to March 10, 2009 reflect the results of operations of the Company on a consolidated basis (including its majority-owned subsidiary AMI; WWPP as of October 8, 2010 and AMMS as of June 2011).

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

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.  In June 2011, the Company formed AMMS.  All management services projects were transferred to AMMS from AMI in connection with the formation.  Beginning in the quarter ended September 30, 2011, AMMS also began providing management services to certain related party companies.

WWPP’s operations during 2010 were primarily organizational in nature.  However, starting in November 2010, it began to generate limited revenues through the sale of meat products.  Online sales were ceased in August 2011 as WWPP looks for a strategic partner to take the Company into in-store retail sales.

We are optimistic that our results of operations will improve in our 2012 fiscal year as a result of new promotional activities we have, and plan to; engage in.  Moreover, we hope to both further develop and grow each of our business segments; by hosting additional investment conferences and offering new services through AMI memberships.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations

Revenues

During the year ended December 31, 2011, the Company generated approximately $2,010,200 in net revenue compared to $2,031,600 in net revenue in the prior year. These revenues were primarily generated by AMI through issuer profile clients and the investment conferences hosted by AMI during the 2011 fiscal year.   Conference revenues were down from the prior year due to shorter term customer contracts per a conference by conference basis rather than annual contracts.  The decrease in conference revenue was offset by the expansion of AMMS.  To date, the Company (through AMI) has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  During the year ended December 31, 2011, the Company generated $476,250 in third-party management fees, $365,000 in “Related Party” management fees and $600,000 in “Intercompany” management fees.

Of the Company’s three primary business segments, during 2011 the Company’s revenues were largely generated through AMI.

	Investment Services	Management Services	Premium Meat Products

2011 Fiscal Year Revenues	$1,310,394	$622,750	$77,055

2010 Fiscal Year Revenues	$1,784,504	$175,000	$72,092

Of the revenues generated by AMI, approximately 65% were generated through conference revenue, memberships, magazine, and issuer profiles; 31% were generated through management services.  All revenues generated through WWPP (being sales of premium meat products) were the result of sales of meat and related products during 2011. The Company is optimistic that revenues generated by and through AMI will grow during fiscal 2012 and beyond as it continues to take measures to increase issuer profile clients and memberships.  However, AMI expects its general and administrative costs to increase as it continues to try to grow and promote its business.  The Company does not anticipate any sales through WWPP during fiscal 2012 as it will continue to look at viable options for a retail partner.

Many of the Company’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, most of the revenues the Company will ultimately recognize will first be recorded as deferred revenue.  As the Company delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below. For WWPP, there was approximately $24,000 of deferred revenue liability recognized for the year ended December 31, 2011.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date.  The liability will be reduced upon the expiration of those gift cards in future periods and redemption of these gift cards is not possible due to the of halt of online sales during 2011.

Cost of Revenue

For the year ended December 31, 2011, the Company’s cost of revenue was $1,277,900 compared to $987,900 in the prior year.  The increase in cost of revenue was primarily attributable to the increase in WWPP’s cost of revenue of approximately $313,000 in 2011 compared to $97,300 in 2010.  These expenses included cost of products and packaging of the meat products when sold.  With the formation of AMMS in 2011, the costs associated with the related party management services agreements were $173,000 in 2011 compared to $0 in the prior year.  The costs included salaries to service the management service agreements.  The cost of revenue decreased for investment and management services of $791,900 in 2011 compared to $890,600 in the prior year.  The main driver of this component is a reduction in the per conference cost by selecting less expensive venues.

Operating Expenses

For the year ended December 31, 2011, the Company’s operating expenses were $4,400,800 compared to $3,323,800 in the prior year.  The increase in operating expenses was primarily associated with the impairment of the trademark license with Pat Boone of approximately $1,623,000.   Additionally, significant expenditures were made in order to market products and services to prospective Company clients.  The Company’s largest operating expense during its 2011 fiscal year was its general and administrative expenses totaling approximately $1,687,200 compared to $2,149,700 in 2010. The decrease in general and administrative costs is due to a lack of turn-over in executive level staff in the current year and the allocation of salaries to cost of sales related to the expansion of AMMS.  These expenses primarily included recurring corporate costs (such as payroll and related expenses), costs incurred by WWPP as well as in part to expenditures related to the initiation of the AMMS business component.  General and administrative and selling and marketing expenses for the year ended December 31, 2011, also included approximately $145,000 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $1,090,800 in selling and marketing expenses during the year ended December 31, 2011 compared to $1,174,000 for the year ended December 31, 2010, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its publication, as well as the promotion of Pat Boone All-American meats.  A significant portion of the increase in overall operating expenses was due to impairment on the assets of WWPP including the trademark license with Pat Boone.  The impairment of assets totaled approximately $1,623,000 in 2011 due to factors indicating that the realizable value was less than its carrying amount.  The Company expects to incur general and administrative expenses going forward as it grows its operations, and incorporates and implements the AMI issuer, memberships and management business components.  The Company anticipates that the net loss may continue due to the overall expansion of AMI and AMMS.

Other income (expense)

For the year ended December 31, 2011, the Company recognized other income of approximately $207,200 compared to other expense of $312,900 in the prior year.  The increase was primarily due to the $707,000 gain on WWPP’s derivative liability as it was estimated that the probability of the contingent conversion feature would not be met.  This gain was partially offset by a 72% increase in the impairment expense on marketable securities in 2011 compared to 2010. The impairment on the marketable securities was due to holding losses on securities, held by AMI, of stock received by customers in lieu of payment by cash.  The loss resulted by a decrease in the market value of certain investments that were considered other than temporary.

Liquidity and Capital Resources

The Company’s consolidated financial statements for 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

As of December 31, 2011, the Company had working capital deficit of approximately $332,930 and had $321,000 of cash and cash equivalents, which represents a 37% decrease in cash and cash equivalents from December 31, 2010.  The Company’s total assets and current assets also decreased as of December 31, 2011, when compared to December 31, 2010.

In large part, the decrease in the Company’s current assets on December 31, 2011 when compared to December 31, 2010 was the result of the approximately $496,530 of marketable securities reclassified to long-term assets.  In 2011, the Company classified these marketable securities to long-term assets as collateral for a note offering.  During the years ended December 31, 2011 and 2010, the Company accepted equity based payment from certain clients as consideration for services.  The Company also had a decrease in inventory to $0 in 2011 compared to $83,200 in 2010 as WWPP ceased its online sales of Pat Boone branded products and disposed of related products in 2011.

When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  At times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities (although at times the market value of the securities accepted by the Company have at times decreased).  However, when the Company accepts securities it potentially subjects itself to a weaker liquidity position as well as to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity-based consideration from certain of its clients, it is not principally engaged in the business of investing, reinvesting, owning, holding, or trading in securities.  The reclass during the year ended December 31, 2011, was the result of certain marketable securities used as collateral for promissory notes.

Further, the Company’s assets as of December 31, 2011 included investments in cost, debt and warrant securities of $764,170 compared to $408,300 in the prior year.  During the year ended December 31, 2011, the Company acquired cost securities and three warrants from three private related-party companies in consideration of services.  These notes and warrants were acquired directly from issuers, upon terms which the Company believes are beneficial to the Company and its shareholders.

As noted above, the Company had a net loss during the years ended December 31, 2011 and 2010.  Further, as of December 31, 2011, the Company had an accumulated deficit of approximately $7,569,000.  Although AMI generated revenues through the AMI Site and investment conferences, in large part it has funded its operations through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the year ended December 31, 2011, the Company closed on $982,000 in private placement transactions through the sale of its equity securities compared to $2,072,000 in the prior year.  The Company may continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended, December 31, 2011, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

The Company believes that the proceeds from the issuance of its securities and notes, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses through 2012.  However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period.  As noted above, the Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

Current Liabilities; Deferred Revenue

The Company’s deferred revenue liability as of December 31, 2011, is $349,000 compared to $655,900 as of December 31, 2010.  The decrease in deferred revenue during 2011 was due to the Company offering shorter-term contracts for AMI services and the slight decrease in overall revenues for 2011 compared to 2010.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the site and the ability to participate in conferences. Deferred revenue is primarily due to the Company entering into agreements and collecting cash and equity compensation during the year, but which the Company has not fully delivered all purchased services.  The Company expects to fully deliver such services within one year.

During the year ended December 31, 2011, the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $1,042,500 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services described in the agreements are performed by the Company.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

Operating Activities

Net cash used in operating activities was approximately $2,125,000 in 2011, as compared to net cash used in operating activities of approximately $2,146,000 in 2010. The decrease in net cash used in operating activities in 2011 (compared to 2010) was primarily due to: (i) the increase in net loss for the 2011 period, as compared to the 2010 period, and (ii) increases in accounts receivable, prepaid expenses, accounts payable, change in fair value on the derivative liability in the 2011 period, the impairment of assets, as well as the expansion of the business and addition of operation segments, as compared to the 2010 period.

Investing Activities

Net cash provided by investing activities in 2011 was approximately $62,300, as compared to net cash provided by investing activities of approximately $31,400 in 2010. Net cash provided by investing activities in 2011 was primarily the result of cash received from the sale of investments of $129,000, which was offset by cash used of $12,000 for purchases of property and equipment and cash used for the purchase of debt and equity securities of $55,000.  Net cash provided by investing activities in 2010, was primarily the result of cash acquired in the WWPP acquisition of $204,000, which was offset by cash used of $143,000 for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in 2011 was approximately $1,872,000, compared to approximately $2,062,000 million in 2010.  Approximately $982,000 of cash provided by financing activities in 2011 was due from the issuance of common stock compared to approximately $2,082,000 of cash in 2010.  In 2011, the Company generated $770,000 from the issuance of promissory notes and $120,000 from the sale of WWPP stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Cash Obligations

In May 2010, the Company entered into an office lease that expires in December 2015, with the option to extend for five additional years, and requires lease payments of approximately $3,400 per month for the first year, escalating up to approximately $4,700 per month in the fifth year.

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

Marketable securities

The Company accepts equity-based compensation from certain customers as consideration for services.  This equity-based compensation is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions as deferred revenue based on the fair value of the equity instruments received or the fair value of the goods or services provided.  The Company recognizes revenue in a similar manner as if the Company had received cash.

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

Debt securities and derivative warrants

In 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes.  In 2011, the Company purchased two convertible promissory notes in two private companies.  The convertible promissory notes are accounted for as cost method investments as there is no public market in their securities and there is no active trading market for these investments.

Investments in warrants are recorded as assets and measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash, or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available-for-sale warrant securities are recognized in other comprehensive income (loss).

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

Revenue recognition

The Company recognizes revenue pursuant to SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Accounting Standards Codification (ASC) 605-25 (formerly known as Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. Membership service contracts typically consist of multiple deliverables, including web-based services over the membership term and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative selling price of each element, which is generally based on each element's price sold on a stand-alone basis.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company records income tax-related interest and penalties as a component of income tax expense. No interest or penalties were incurred for the years ended December 31, 2011 and 2010. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

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

Recently issued and adopted accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 is expected to have an impact on the presentation of the Company's consolidated statement of operations and comprehensive loss.

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

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2011.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2011:

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

(2)
Limited staffing within our accounting operations. We had a single employee involved in bookkeeping functions during 2010; however, we did add a full-time controller in late 2010 and throughout 2011 to supplement our accounting staff.  The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience to ensure that accurate and reliable financial statement of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The table below sets forth the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers.   Executive officers of the Company are appointed by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.  There was no agreement or understanding between Company and any director or executive officer pursuant to which he was selected as an officer or director.

Name	Position	Age	Year Appointed as Officer or Director
J.W. Roth *	Chairman and Chief Executive Officer of AMHC	48	2010
David Lavigne *	Chairman and Chief Financial Officer of AMHC	50	2010

* Messrs. Roth and Lavigne have served as officers and directors of AMI since its formation.

J.W. Roth currently serves as the Company’s Co-Chairman and as its Chief Executive Officer.  Mr. Roth is also a director of WWPP and is a founding member of AMI.  Mr. Roth has been actively involved in all phases of the Company’s development.  Mr. Roth served as a director of Disaboom, Inc. (OTC-Pink Sheets DSBO.PK) from its inception through May 2009.  Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company.  Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company.  Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, and AspenBio Pharma, Inc.

David L. Lavigne currently serves as the Company’s Co-Chairman and as its Chief Financial Officer. Mr. Lavigne is a founding member of AMI. Mr. Lavigne was the founder of EdgeWater Research Partners, LLC (“Edgewater”), and the control person at the time it was acquired by AMI. EdgeWater was started in 2002 and was a subscription based service providing micro-cap and small-cap research to institutions, brokers and individual investors.  Mr. Lavigne has spent approximately 25 years in the financial and investment industry primarily employed by small regional sell-side broker-dealers involved in the provisioning of both investment banking and research services with respect to micro cap and small cap issuers.  Mr. Lavigne’s experience includes creating research and analysis for retail and institutional clients, as well as research that augments the due diligence process of the corporate finance departments of his respective employers.  His generalist research has encompassed several dozen public companies.  Mr. Lavigne graduated from the University of Idaho in 1984 with a BS degree in Finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2011, and subsequently, we believe that during the Company’s 2011 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2011 and 2010 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

				(1)
				Option		All Other
Name and	Fiscal	Salary	Bonus	Awards		Compensation		Total
Principal Position	Year	($)	($)	($)		($)		($)
JW Roth,
Co-Chairman and Chief Execrutive Officer (2)	2011	$210,000	$1,015	$-		$-		$211,015
	2010	$152,500	$18,230	$-		$37,186	(3)	$207,916

David Lavigne,
Co-Chairman and Chief Financial Officer (4)	2011	$210,000	$1,015	$-		$-		$211,015
	2010	$152,500	$18,230	$-		$37,186	(3)	$207,916

Kent Kiefer,
Former Chief Executive Officer of AMHC and AMI (5)	2011	$-	$-	$-		$-		$-
	2010	$64,103	$8,750	$152,860	(7)	$14,986	(6)	$240,699

Mark Labertew,
Fomer Chief Executive Officer and Chief	2011	$-	$-	$-		$-		$-
Financial Officer (8)	2010	$52,346	$-	$54,115	(9)	$33,000	(10)	$139,461

Delray Wannermacher,
Former President (11)	2011	$-	$-	$-		$-		$-
	2010	$100,397	$3,000	$-		$34,186	(3)	$137,583

(1)
Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See Note 11 to the consolidated financial statement for discussion regarding assumptions used to calculate fair value under the Clack-Scholes-Merton valuation model.

(2)
Mr. Roth served as the Chief Executive Officer of AMI from its inception until October 1, 2009 when Mr. Kiefer was appointed to that position. As a result of certain management changes Mr. Roth served as the Company's Chief Executive Officer from Jun 1, 2010, through August 2, 2010; and again starting December 3, 2010 through the present.

(3)
Comprised of (i) Commissions paid during 2010 in the amount of $28,186.  Commissions comprised of up to 20% of the revenue attributable to certain sales initiated by certain Company executive officers and then divided equally among those same persons; (ii) Monthly health insurance allowance of $9,000 during 2010 (as is) provided to all Company employees).

(4)
Mr. Lavigne is a founding members of AMI and currently serves as the Company's Co-Chairman.  Mr. Lavigne served as the Company's Chief Financial Officer from June 1, 2010, through August 2, 2010; and again starting December 3, 2010, through the present.

(5)	Mr. Kiefer served as the Chief Executive Officer of AMI from October 1, 2009, through June 1, 2010, and served as the Company's Chief Executive Officer and Chief Financials Officer until June 1, 2010.

(6)
Comprised of (i) Commissions paid to Mr. Kiefer during 2010 in the amount of $9,736.  Mr. Kiefer was entitled to receive a commission up to $250 for each issuer profile AMI sold and delivered; (ii) $5,250 during fiscal 2010 relates to a monthly health insurance allowance provided to Mr. Kiefer.

(7)
Upon his appointment as AMI's Chief Executive officer on October 1, 2009, Mr. Kiefer was granted an option.  After giving effect to the exchange ratio for the AAEX Merger, the option was exercisable to acquire approximately 1,041,000 shares of Company common stock.  Upon his resignation as a Company executive office on Jun 1, 2010, the Company agreed to deem 650,000 of the shares underlying the option vested and exercisable through August 1, 2013.  The option is exercisable at $0.29 per share.

(8)	Mr. Labertew served as the Company's Chief Executive Officer and Chief Financial Officer from August 2, 2010, through December 3, 2010.

(9)
Upon his appointment as the Company's Chief Executive Officer and Chief Financial Officer Mr. Labertew was granted an option to acquire 1,000,000 shares of Company common stock at $0.65 per share.  Upon his resignation on December 3, 2010, the Company agreed to for 250,000 shares underlying the option were deemed vested and exercisable through December 3, 2011.

(10)
Upon his resignation on December 3, 2010, Mr. Labertew agreed to provide certain consulting services on behalf of the Company in consideration for an up-front fee of $30,000.  The remaining $3,000 relates to the monthly health insurance allowance provided to Mr. Labertew during fiscal 2010.

(11)	Mr. Wannemacher served as the Company's President and was on the Company's board of Directors until his resignation on October 5, 2010.

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

During the Company’s 2011 and 2010 fiscal years it paid its executive officers the following base salaries:

▪	J.W. Roth was paid a base salary of $210,000 in 2011 and $180,000 beginning on January 1, 2010, which was raised to $210,000 on October 1, 2010.

▪	David Lavigne was paid a base salary of $210,000 in 2011 and $180,000 beginning on January 1, 2010, which was raised to $210,000 on October 1, 2010.

▪	Kent Kiefer was paid an annual base salary of $100,000 through the date of his resignation.

▪	Mark Labertew was paid an annual base salary of $180,000, which was decreased on October 1, 2010 to $150,000 through the date of his resignation.

▪	Delray Wannemacher was paid an annual base salary of $180,000 in 2010 through the date of his resignation.

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

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.  The Company has granted certain of its executive officers (and other key employees) stock options.

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

During fiscal 2011, we paid discretionary cash bonuses to certain of the Company’s executive officers (being Messrs. Roth and Lavigne).  In general the bonuses paid to these executive officers were determined by the Board after considering the following factors: sales generated by each executive and improvements in Company operations oversaw by that executive.

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

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2009 Stock Option Plan, the Company has granted certain of its executive officers stock options during the Company’s 2011 and 2010 fiscal years.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2011.  There were no equity awards granted to executive officers during 2011.

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

Compensation of Directors

To date, the Company has not provided any of the persons serving as on its directors any separate or additional consideration for serving on the Board.  Therefore, each of the persons who served on the Company’s Board of Directors during fiscal 2011 also served as executive officers, all compensation they received was provided in their capacity as executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s Common Stock at March 13, 2012, was 34,446,529.  Additionally, the Company had 385,143 shares of its Series A Convertible Preferred Stock Outstanding (the “Series A Stock”).  The number of total voting shares calculated on an as converted basis is 37,527,673 Holders of shares of Series A Stock vote as a single class with the Common Stock, and each share of Series A Stock is entitled to eight votes per share.  The following table sets forth the beneficial ownership of the Company’s common stock and Series A Stock as of February 6, 2012, by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership	Percent of Common Stock	Series A Preferred Stock - Beneficial Ownership	Percent of Series A Preferred Stock	As Converted Basis Percent of Voting Stock
J.W. Roth 2 North Cascade Ave, #1400 Colorado Springs, CO 80903	Co-Chairman & CEO	4,906,000 (1)	14.2%	83,334 (1)	21.6%	13.8%

David Lavigne 2 North Cascade Ave, #1400 Colorado Springs, CO 80903	Co-Chairman & CFO	3,904,500 (2)	11.3%	0	0	10.8%

All current directors and executive officers as a group (two persons)		8,810,500	25.5%	83,334	21.6%	24.6%

(1)
Mr. Roth owns 2,303,000 shares of Company common stock, and his spouse owns 2,603,000 shares of Company common stock.  Both Mr. Roth and his wife each own 41,667 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is entitled to eight votes per share and is currently convertible into eight shares of the Company’s common stock.

(2)	Consists of 3,904,500 shares of common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s voting stock as of December 31, 2011, by each person (other than the directors and executive officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock	Percent of Series A Preferred Stock	Percent of Voting Stock

BOCO Investments, LLC 262 East Mountain Ave. Fort Collins, Colorado 80524	3,843,104	(2)	10.2%	10.8%	10.4%

WestMountain Prime LLC 262 East Mountain Ave. Fort Collins, Colorado 80524	1,954,643		5.6%	0	5.3%

Shannon Patrick Murphy 69 West Cheyenne Mountain Blvd Colorado Springs, CO 80906	2,500,000		7.2%	0	6.8%

WestMountain Asset Management, Inc. 123 North College Ave., Suite 200 Fort Collins, Colorado 80524	1,292,713		3.7%	0	3.5%

(1)	Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2)
Consists of 3,509,768 shares of common stock and 41,667 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is currently entitled to eight votes per share and convertible into eight shares of Company common stock.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plan in the form required by Item 201(d) of Regulation S-K.

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

1.  On May 18, 2010, the Company entered into a Management Services Agreement with WWPP.  WWPP agreed to pay the Company $75,000 per month for the services performed pursuant to that agreement.  J.W. Roth is an officer and director and founding member of WWPP, and also is an officer and director of the Company.  This agreement was terminated on August 31, 2011.

2.  On December 15, 2010, WWPP entered into an agreement for an office lease of $800 per month on a month to month basis.  The lease ended July 31, 2011.  This facility was used for WWPP office operations.  The building was owned by a related party during the time of the lease.

3.  During the year ended December 31, 2011, the Company entered into three management services agreements with companies in which the Company’s CEO began serving on the board of directors of each of these companies.  These management services agreements are for a one-year term and provide for a fixed monthly fee to be paid in cash.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock of each of these companies (Note 6).  On October, 9, 2011, a related party managed services agreement was terminated.  As part of the termination agreement, the company’s CEO resigned from the board of directors of that company.  The related party accounts receivable balance represents the management fee due at December 31, 2011.

4.  In July 2011, an employee of AMI and shareholder advanced $25,000 to WWPP for short-term operating cash needs.  The amount is non-interest bearing, unsecured, and due on demand. This is reflected as a related party payable.

5.  On November 3, 2011, the Company subscribed to a note offering for $25,000 with a related party.  The promissory note carries a 5% interest rate, and is unsecured.  In addition, the Company received 25,000 shares of this Company.

6.  On March 1, 2012, AMMS entered into a Management Services Agreement with Hangover Joe’s, Inc.  The Company’s CEO began serving on the board of directors of Hangover Joe’s, Inc. at the start of the agreement on March 1, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) billed us aggregate fees in the amount of approximately $51,000 for the fiscal year ended December 31, 2011, and approximately $50,000 for the fiscal year ended December 31, 2010.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, reviews of the interim consolidated financial statements included in our reports on Forms 10-Q and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

GHP Horwath billed us aggregate fees in the amount of $0 in 2011 and $9,500 for the fiscal year ended December 31, 2010, for audit services performed relating to the acquisition of WWPP.

Tax Fees

GHP Horwath did not bill us for any tax fees for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

GHP Horwath did not bill us for any other fees for the fiscal years ended December 31, 2011 and 2010.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2011 fiscal year.

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
(5)           Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
(6)           Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
(7)           Incorporated by reference from Form 8-K dated May 18, 2010, and filed on May 24, 2010.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION

Date: March 30, 2012	By:	/s/ David Lavigne
Principal Accounting Officer

Date: March 30, 2012	By:	/s/ J.W. Roth
Principal Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Accredited Members Holding Corporation and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ J.W. Roth
J.W. Roth, Director and Co-Chairman

Date: March 30, 2012	By:	/s/ David Lavigne
David Lavigne, Director and Co-Chairman

ACCREDITED MEMBERS HOLDING CORPORATION
YEARS ENDED DECEMBER 31, 2011 AND 2010
CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets as of December 31, 2011 and 2010	F-3
Statements of operations and comprehensive loss for the years ended December 31, 2011 and 2010	F-4
Statements of changes in equity for the years ended December 31, 2011 and 2010	F-5
Statements of cash flows for the years ended December 31, 2011 and 2010	F-6
Notes to financial statements	F-7 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Accredited Members Holding Corporation:

We have audited the accompanying consolidated balance sheets of Accredited Members Holding Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accredited Members Holding Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $3,461,000 and used net cash in operating activities of approximately $2,125,000 in 2011, and has an accumulated deficit of approximately $7,570,000 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 30, 2012

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$320,971	$511,626
Accounts receivable, net	35,423	362,245
Related party receivable, net	67,083	-
Inventory	-	83,229
Prepaid expenses and other	70,570	172,120
Investment in marketable securities	113,631	525,367
Investment in debt securities	30,000	-
Total current assets	637,678	1,654,587

Property and equipment, net	147,629	379,466
Intangible asset	12,500	1,488,398
Cost investments	609,672	368,000
Investment in marketable securities	496,530	-
Investment in debt securities	25,000	40,330
Investment in warrants, including related party warrants of
$15,000 at December 31, 2011	99,501	24,827
Deposits and other assets	6,294	6,294
	1,397,126	2,307,315
Total assets	$2,034,804	$3,961,902

Liabilities
Current liabilities:
Accounts payable	$497,570	$154,798
Related party payable	25,000	-
Accrued expenses	99,032	436,011
Deferred revenue	349,006	655,911
Total current liabilities	970,608	1,246,720
Notes payable:
Related parties	196,655	100,000
Other	712,214	100,000
Deferred rent liability	24,523	13,855
Derivative liability	77,000	707,000
	1,010,392	920,855
Total liabilities	1,981,000	2,167,575

Equity
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; authorized shares - 425,000
Series A; issued and outstanding shares - 385,143 (2011)
and 398,477 (2010)	1,386,983	1,435,000
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 35,746,531 and 34,446,531
(2011) and 32,625,859 and 31,325,859 (2010)	34,446	31,325
Additional paid-in capital	6,014,763	4,646,602
Other comprehensive income (loss)	274,548	(136,584)
Accumulated deficit	(7,569,761)	(4,182,016)
Total AMHC shareholders' equity	140,979	1,794,327
Noncontrolling interest	(87,175)	-
Total equity	53,804	1,794,327
Total liabilities and equity	$2,034,804	$3,961,902

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2011	2010

Revenue, net:
Investment and management services	$1,675,394	$1,959,504
Management services - related party	257,750	-
Premium meat products	77,055	72,092
Total net revenue	2,010,199	2,031,596
Cost of revenue:
Investment and management services	791,914	890,592
Management services - related party	172,986	-
Premium meat products	313,017	97,260
Total cost of revenue	1,277,917	987,852
Gross profit	732,282	1,043,744
Operating expenses:
General and administrative	1,687,241	2,149,716
Selling and marketing	1,090,837	1,174,102
Impairment of assets	1,622,757	-
Total operating expenses	4,400,835	3,323,818
Operating loss	(3,668,553)	(2,280,074)
Other income (expense):
Interest expense:
Related parties	(16,190)	(10,000)
Other	(65,189)	(10,741)
Gain (loss) on derivative liability	707,000	(376,000)
Gain (loss) on value of derivative warrants	4,686	(1,858)
Impairment of marketable securities	(451,531)	(261,800)
Gain on sale of marketable securities, net	23,677	15,583
Related party management fee	-	337,500
Other income (expense), net	4,779	(5,570)
	207,232	(312,886)
Net loss	$(3,461,321)	$(2,592,960)

Less: Net loss attributable to noncontrolling interest	$(73,576)	$-

Net loss attributable to AMHC	(3,387,745)	(2,592,960)

Net loss	(3,461,321)	(2,592,960)

Other comprehensive income (loss):
Unrealized gain (loss) from available for sale securities	411,132	(136,584)

Comprehensive loss	$(3,050,189)	$(2,729,544)

Comprehensive loss attributable to noncontrolling interest	$(73,576)	$-

Comprehensive loss attributable to AMHC	$(2,976,613)	$(2,729,544)

Net loss per share - basic and diluted	$(0.10)	$(0.09)

Weighted average number of common shares
outstanding - basic and diluted	33,036,763	29,445,328

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock		Preferred stock		Additional paid-in	Accumulated	Other comprehensive income	Non- controlling
	Shares	Amount	Shares	Amount	capital	deficit	(loss)	interest	Total
Balance, January 1, 2010	25,554,010	$25,554	-	$-	$2,087,666	$(1,589,056)	$-	-	$524,164
Common stock issued in AAEX Merger	3,100,000	3,100			9,394				12,494
Share-based compensation					463,086				463,086
Conversion of debt to common stock	325,849	326			37,174				37,500
Sale of common stock	3,316,000	3,315			2,068,959				2,072,274
Exercise of stock options	130,000	130			14,723				14,853
Exercise of warrants	200,000	200			1,800				2,000
Repurchase of common stock	(1,300,000)	(1,300)			(36,200)				(37,500)
Issuance of preferred stock in connection with
World Wide Premium Packers acquisition			398,477	1,435,000					1,435,000
Net loss						(2,592,960)			(2,592,960)
Other comprehensive loss:									-
Unrealized loss on available for sale securities							(136,584)		(136,584)
Comprehensive loss									(2,729,544)
Balance, December 31, 2010	31,325,859	31,325	398,477	1,435,000	4,646,602	(4,182,016)	(136,584)	-	1,794,327
Share-based compensation					145,166				145,166
Sale of common stock	2,764,000	2,764			979,236				982,000
Issuance of common stock for services	250,000	250			62,250				62,500
Conversion of preferred to common stock	106,672	107	(13,334)	(48,017)	47,910				-
Sale of subsidiary common stock					133,599			(13,599)	120,000
Net loss						(3,387,745)		(73,576)	(3,461,321)
Other comprehensive loss:
Unrealized gain on available for sale securities							411,132		411,132
Comprehensive loss									(3,050,189)
Balance, December 31, 2011	34,446,531	$34,446	385,143	$1,386,983	$6,014,763	$(7,569,761)	$274,548	$(87,175)	$53,804

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2010

Cash flows from operating activities
Net loss	$(3,461,321)	$(2,592,960)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	96,790	73,341
Impairment of assets	1,622,757	-
Amortization of debt discount	15,869	-
Stock-based compensation expense	145,166	463,086
Gain on sale of marketable securities, net	(23,677)	(15,583)
Impairment on marketable securities	451,531	261,800
(Gain) loss on value of derivative warrants	(4,686)	1,858
(Gain) loss on value of derivative liabilities	(707,000)	376,000
Bad debt expense	11,329	24,020
Accretion of discount on debt securities	(948)	(6,338)
Changes in operating assets and liabilities:
Accounts receivable, including related party	248,410	(242,695)
Prepaid expenses and other	164,050	67,176
Inventory	83,229	(83,230)
Accounts payable	342,772	42,490
Accrued expenses, including related party	(311,864)	393,036
Deferred revenue	(808,020)	(922,121)
Deferred rent liability	10,668	13,855
Net cash used in operating activities	(2,124,945)	(2,146,265)
Cash flows from investing activities
Purchase of debt securities	(55,000)	(80,100)
Sale of investment securities	129,102	39,281
Cash acquired from AAEX acquisition	-	11,494
Cash acquired from WWPP acquisition	-	204,108
Purchase of property and equipment	(11,812)	(143,402)
Net cash provided by investing activities	62,290	31,381
Cash flows from financing activities
Proceeds from exercise of warrants	-	2,000
Proceeds from stock options exercised	-	14,853
Proceeds from issuance of notes payable	770,000	-
Proceeds from issuance of common stock	982,000	2,082,274
Sale of subsidiary common stock	120,000	-
Repurchase of common stock	-	(37,500)
Net cash provided by financing activities	1,872,000	2,061,627
Net decrease in cash	(190,655)	(53,257)
Cash, beginning	511,626	564,883
Cash, ending	$320,971	$511,626
Supplemental disclosure of cash flow information
Cash paid for interest	$72,050	$21,053
Supplemental disclosure of non-cash investing and financing activities
Investments received in lieu of cash	$501,000	$1,338,916
Conversion of preferred stock to common stock	$48,017	$-
Common stock issued for services included in prepaid expenses	$62,500	$-
Preferred stock (including derivative liability) issued in connection with WWPP acquisition	$-	$1,766,000
Conversion of debt investments to marketable securities	$41,278	$-
Conversion of notes payable to common stock	$-	$37,500
Common stock issued in connection with AAEX merger	$-	$12,494
Reclassification of assets held for sale to property and equipment	$-	$14,336

See notes to consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS

Organization:

On February 24, 2010, Across America Real Estate Exchange, Inc. (“AAEX” or “Across America”) entered into an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Accredited Members, Inc. (“AMI”). Pursuant to the Agreement, on February 24, 2010, AMI merged with and into AAEX Acquisition Corp., a wholly-owned subsidiary of Across America, and was the surviving entity in that transaction (the “Merger Transaction”).  As such, upon closing the Merger Transaction, AMI became a wholly-owned subsidiary of Across America. Across America acquired all of the outstanding shares of AMI through the issuance of an aggregate of 25,554,010 shares of Across America common stock, with each single AMI common share being entitled to receive approximately 2.603 shares of Across America common stock.  Effective May 11, 2010, AAEX changed its name to Accredited Members Holding Corporation (“AMHC” or the “Company”).  As used herein, the term the “Company” is intended to refer to AMHC and its subsidiaries on a post-Merger Transaction basis.

AMI, headquartered in Colorado Springs, Colorado, was formed in December 2008, for the purpose of acquiring customer contracts and related customer relationships from EdgeWater Research Partners, LLC (“EdgeWater” or the “Predecessor”), a Colorado limited liability Company. The EdgeWater customer contracts and related customer relationships were determined to meet the definition of a “business”, as defined by accounting standards.  AMI, which had no operations from its formation date to the date of the EdgeWater acquisition, acquired the customer contracts/relationships on March 11, 2009.

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

Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief executive officer and chief financial officer functions on a fixed-contract basis.  In June 2011, the Company formed a wholly owned subsidiary, AMHC Managed Services, Inc. (“AMMS”).  All management services projects were transferred to AMMS from AMI in connection with the formation.  Beginning in the third quarter of 2011, AMMS also began providing management services to certain related party companies.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS (CONTINUED)

On October 8, 2010, the Company acquired all of the outstanding shares of common stock of WWPP, which was a related party affiliate prior to the acquisition.  WWPP has a license agreement with Pat Boone (an American singer, actor and writer) that grants WWPP an exclusive world-wide license to use Mr. Boone’s name and likeness in connection with the marketing and sale of premium meats, cookbooks and related products.

On August 17, 2011, WWPP announced modifications to its business plan and ceased its online sales of Pat Boone branded products. WWPP has shifted its core business plan after its analysis that the target customer for its online marketing and sales efforts does not meet the demographics of Pat Boone affiliates. The Company is working towards identifying strategic industry companies to assist WWPP in moving toward an in-store retail strategy. The Company, based on discussions with Mr. Boone, determined that the Pat Boone brand of quality meats may gain more momentum and public acceptance by being positioned on targeted grocery store shelves to help build the brand in selected markets versus the limited sales experienced through a solely online distribution method. Although WWPP hopes to be able to sell premium meat products on a retail level, it has not taken any definitive steps with retailers or others to place and sell its products, and there can be no assurance that WWPP will ever be able to sell its products on a retail level.

Beginning in October 2010, the Company, through its subsidiaries described above, has three reporting segments: Investment Services and Management Services, provided through AMI and AMMS, and Premium Meat Products, provided through WWPP. Prior to October 2010, the Company operated in two segments, Investment Services and Management Services.

Management's plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $3,461,000 and $2,593,000 for the years ended December 31, 2011 and 2010, respectively, has a working capital deficit of approximately $332,930, and has an accumulated deficit of approximately $7,570,000 at December 31, 2011. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company operated in three separate segments as of December 31, 2011.  The development of each of these segments has resulted in considerable overhead expenses which have contributed to the Company’s losses to this point.  While management believes these segments may eventually make positive contributions to the Company, if management deems that assessment to be inaccurate, or if the time frame in which that occurs extends beyond the Company’s ability to raise additional capital or its desire to incur additional dilution, it may decide to exit these segments.  Management will continue to assess these segments in terms of their contributions and capital requirements relative to the Company’s need and ability, if necessary, to access additional capital to support them.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of its 2012 budget and limit the use of cash, the Company’s business plan is focused on controlling costs and conserving cash.  The Company currently has a debt offering open to raise an additional $250,000 and began selling promissory notes in 2012.  Due to the cessation of online sales of Pat Boone branded meats and the planned direction of WWPP, the Company is proactively controlling marketing costs and promotional campaigns.  Management believes that these factors should provide adequate capital resources to fund the Company’s operations until at least December 31, 2012.  However, successful debt and equity financings are not assured and the Company will continue to place economic dependence upon such additional financing until it achieves consistently profitable operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions, and profits are eliminated in consolidation.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Significant estimates are used in accounting for certain items such as investments, long-lived assets, including identifiable intangibles, impairment, derivative liabilities, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Segment Reporting:

Operating segments are defined as components of the Company for which separate financial information is available and evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company has determined that it operates in three reportable segments, namely: (1) investment services; (2) management services; and (3) premium meat products. The three reportable segments are based upon the Company’s internal organizational structure, the manner in which the operations are managed, the criteria used by management to evaluate segment performance and the availability of separate financial information. The accounting policies for the segment reporting are the same as for the Company as a whole. The financial information used by management to evaluate segments results is operating income.

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for valuation reports prepared and sold by the Company typically require a portion of the fee to be paid up front, and the remaining amount due upon report delivery (typically within 45 days of the up-front payment).  Payment terms for memberships vary, but generally are either paid up-front, which includes a small discount, or are paid monthly over the term of the membership. The majority of the accounts receivable are generated from the Issuer Profile Contracts.   These contracts are either paid in full with cash or equity-based payments or in monthly payments spread over the term of the contract.  For contracts that provide for equity-based payment (such as stock) from the customer (discussed below), a receivable is recorded until the stock certificates have been received.

Two customers comprise approximately 61% of net accounts receivable and related party receivables at December 31, 2011; these individual customer balances represent approximately 37% and 24% of the total. Two customers comprise approximately 74% of net accounts receivable as of December 31, 2010; these individual customer balances represent approximately 46% and 28% of the total.  One AMMS customer accounted for approximately 11% of net revenues for the year ended December 31, 2011.  No customer accounted for more than 10% of net revenue for the year ended December 31, 2010.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of December 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $56,900, and $22,500, respectively.

Marketable securities:

The Company accepts equity-based payment from certain customers as consideration for services.  This equity-based payment is generally from issuers for which there is a public market for their securities (or for which the Company expects there to be a public market in the near future).  The Company accounts for these transactions as deferred revenue based on the fair value of the equity instrument received or the fair value of the goods or services provided.  The Company recognizes revenue in a similar manner as if the Company had received cash.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All of the Company’s investments in marketable securities are classified as available-for-sale. These marketable securities are stated at fair value.  Any unrealized gains or losses are recorded in accumulated other comprehensive income (loss), a component of equity, until realized. Other-than-temporary declines in market value from original cost are included in operations. In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, fair value of the investment is below its cost. Realized gains and losses are calculated based on specific identification to the individual securities involved, with the resulting gains and losses included in non-operating income and expense on the statement of operations.

Cost method investments:

The Company accepts equity securities of certain customers for which there is no public market in their securities.  These non-marketable equity securities, over which the Company has no ability to exercise significant influence, are accounted for under the cost method.  Since there is no active trading market for these investments, they are, for the most part, illiquid.  Decreases in fair value below the recorded value are recognized as losses when the decrease is determined to be an other-than-temporary impairment.

Debt securities and warrants:

In 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes.  In 2011, the Company purchased two convertible promissory notes in two private companies.  The convertible promissory notes are accounted for as cost method investments as there is no public market in their securities and there is no active trading market for these investments.

Investments in warrants are recorded as assets and measured at their fair values.  The warrants are accounted for as derivative instruments if the underlying securities are readily convertible to cash, or available for sale securities if they are not readily convertible to cash.  Changes in the fair value of warrants accounted for as derivative instruments are recognized in earnings (loss), while changes in the fair value of available-for-sale warrant securities are recognized in other comprehensive income (loss).

Financial instruments:

At December 31, 2011, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model.  The fair value of receivables and convertible notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	December 31, 2011
	Level 1	Level 2	Level 3
Cash	$320,971	$-	$-
Investment in marketable securities	610,161	-	-
Investment in debt securities	-	-	55,000
Investment in warrants	-	-	99,501
Derivative liability	-	-	(77,000)

	Fair value measurement as of
	December 31, 2010
	Level 1	Level 2	Level 3
Cash	$511,626	$-	$-
Investment in marketable securities	525,367	-	-
Investment in debt securities	-	-	40,330
Investment in derivative warrants	-	-	24,827
Derivative liability	-	-	(707,000)

Level 3 recurring fair value measurements represent the Company’s investment in debt securities, warrants (Note 6) and the derivative liability (Note 7).  The change in carrying value of the Company’s level 3 fair value measurements is as follows:

	Investment	Investment
	in Debt	in	Derivative
	Securities	Warrants	Liability
Fair value at January 1, 2010	$-	$-	$-
Receipt of debt securities and attached warrants	54,479	16,850	-
Conversion of debt to marketable securities	(19,257)	-	-
Acquisition of derivative liability (Note 3)	-	-	(331,000)
Change in fair value	5,108	7,977	(376,000)
Fair value at December 31, 2010	40,330	24,827	(707,000)

Purchase of debt securities	55,000	-	-
Receipt of warrants from customers (Note 6)	-	15,000	-
Conversion of debt securities to marketable securities	(41,278)	-	-
Fair value of derivative instrument (Note 7)	-	-	(77,000)
Change in fair value	948	59,674	707,000
Fair value at December 31, 2011	$55,000	$99,501	$(77,000)

Inventories:

Inventory at December 31, 2010, consisted of WWPP’s coolers, boxes and other packaging materials for the shipment of meat products. Inventories were stated at cost using the first-in, first-out (FIFO) method of accounting. Inventory cost was calculated for each inventory component taking into consideration the appropriate cost factors. WWPP has no inventory at December 31, 2011, as WWPP is not currently selling meat products.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment:

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred, and improvements are capitalized.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. Based on management’s impairment analysis, a determination was made that no long-lived assets were impaired as of December 31, 2010.  In 2011, an impairment charge of approximately $147,000 was recorded to write down WWPP property and equipment (Note 4).

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

Due to the change in the WWPP business plan and cessation of online sales in August 2011, as well as the slow progress of finding a suitable in-store retail partner since taking the products off-line, the Company determined there was impairment to this asset in 2011.  Management determined that this change in WWPP’s business plan and the cessation of online sales represented changes in circumstances which required WWPP to perform an impairment analysis. The impairment expense recorded in the year ended December 31, 2011, was approximately $1,476,000, which reduced the carrying value of the trademark license to its estimated fair value of $12,500.  The Company recorded an estimated impairment charge of $637,000 in the third quarter based on the discussions occurring between several third parties in an effort to move the Pat Boone branded meats into a retail environment.  During the fourth quarter, the Company determined that the progress of moving Pat Boone branded meats into a retail environment had slowed down.  Due to the progression of moving to a retail environment and a lack of a current revenue stream associated with the sale of Pat Boone branded meats, it was determined that the estimated fair value of the intangible asset was $12,500 at December 31, 2011, resulting in an additional impairment of approximately $839,000.

Website development costs:

The Company capitalizes certain costs incurred in designing, developing, testing and implementing enhancements to its website. These costs are amortized over the estimated useful life of five years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred Website costs are included in property and equipment in the Company’s accompanying balance sheet.

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

AMI membership service contracts typically consist of multiple deliverables which include web-based services over the membership term, advertising space in the Company’s magazine publications, and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is based on each element's price sold on a stand-alone basis. Revenue is recognized once products are delivered, services are provided or over the term of the contract.  For valuation products that are sold to customers, such as valuation reports, revenues are recorded upon delivery and acceptance of the product to the customer. Management services revenue is recognized as services are provided.  Deferred revenue represents contractual billings in excess of revenue recognized.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2010, AMI began selling television advertisement slots on behalf of a third party.  The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  Expenses of $38,725 were recognized for third parties for their advertising slots during the year ended December 31, 2011.  Expenses of $162,500 were recognized for third parties for their advertising slots during the year ended December 31, 2010.

From November 2010 through August 17, 2011, WWPP derived revenue from the sale of premium meat products to consumers through its website, and WWPP recorded revenue upon delivery of the product to the consumer.  Product returns were not significant. WWPP also sold gift cards for which a liability of $6,969 remains at December 31, 2011, for its cash value upon issuance of the gift card.  The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards were to be used to purchase premium meat products, and the gift cards were expected to be redeemed within one year of issuance. With the shift in business plan in the third quarter 2011, the gift cards are not currently redeemable but may be redeemable in the future, should WWPP be able to take the business into retail space (of which there is no guaranty) before the expiration of the gift cards. WWPP recognized approximately $24,000 of revenue in the fourth quarter of 2011 as a result of the expiration of gift cards.  Management believes WWPP  is not subject to applicable escheat laws as the gift cards have a specific expiration date.

Management evaluated the terms of its WWPP sales in consideration of the criteria outlined in Principal Agent Consideration with regards to its determination of gross respect to gross versus net reporting of revenue for transactions with customers.  The Company sold, through its website, premium meat and other products. In these transactions, management determined that the Company (i) acted as principal; (ii) had the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) had latitude in establishing price with the customer.  For these transactions, the Company recognized revenue on a gross basis.

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company records income tax-related interest and penalties as a component of income tax expense. No interest or penalties were incurred for the years ended December 31, 2011 and 2010. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and preferred stock aggregating 17,205,872 and 8,650,269 as of December 31, 2011, and December 31, 2010, respectively, have been excluded from the calculation of diluted net loss per common share.

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs in 2011 and 2010 were approximately $778,900 and $565,700, respectively.

Reclassifications:

Certain reclassifications to the 2010 cash flow statement and statement of operations have been made in order to conform it to the 2011 presentation.  There was no change in the 2010 net cash flows from operating, investing or financing activities, and there was no change to net revenue, operating expenses, other income (expense) or net loss.

Recently issued and adopted accounting pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 is expected to have an impact on the presentation of the Company's consolidated statements of operations and comprehensive loss.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805): “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on the Company's consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company beginning on January 1, 2011. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The acquisition of WWPP was accounted for using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.  The purchase price was determined to be approximately $1.77 million.  Management’s estimate of the purchase price was based primarily on the fair value of the Company’s common stock underlying the preferred stock issued.  The preferred stock issued in the acquisition included an embedded conversion feature, which was bifurcated and presented as a liability based on factors indicating this conversion feature was not indexed to the Company’s common stock.

The fair value of the derivative liability at the Closing Date was determined to be approximately $331,000 using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the authoritative guidance for fair value measurements. In accordance with the authoritative guidance for business combinations, the derivative liability has been subjected to further valuation and re-measurement with any changes recognized in earnings (Note 7).

The allocation of the purchase price was based on management’s determination of the fair value of tangible and intangible assets acquired and liabilities assumed as of the Closing Date. The following table summarizes the allocation of the purchase price:

Estimated
fair value
Cash	$204,108
Prepaid expenses	101,956
Property and equipment	66,675
Intangible asset	1,488,398
Total assets	1,861,137
Accounts payable	(95,137)
Purchase price	$1,766,000

The accompanying consolidated statements of operations reflect the operating results of WWPP from the date of acquisition.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010
NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2011 and 2010, property and equipment consists of the following:

	December 31,	December 31,
	2011	2010

Website development	$229,566	$326,882
Accounting software	-	63,225
Furniture and fixtures	25,265	25,265
Equipment	30,024	46,073
	284,855	461,445
Less accumulated depreciation and amortization	(137,226)	(81,979)
	$147,629	$379,466

Depreciation and amortization expense on property and equipment for the years ended December 31, 2011 and 2010 was $96,790 and $60,841, respectively.

During 2011, due to the change in WWPP’s business plan and comparison of certain WWPP assets’ carrying values to their estimated fair values, the Company recorded an impairment charge of approximately $146,860 to write down WWPP property and equipment (approximately $69,900 of which was recorded in the fourth quarter of 2011).

NOTE 5 – INTANGIBLE ASSET

At December 31, 2011 and 2010, the Company’s intangible asset consists of a license agreement with Pat Boone, which was acquired in the WWPP acquisition. The license agreement with Pat Boone grants WWPP a perpetual, worldwide license to use Mr. Boone’s  name and likeness in connection with the Company’s marketing and sale of premium meats.  The carrying value of this license is approximately $12,500 and $1,488,000 at December 31, 2011 and 2010, respectively.   Based on the factors described in Note 2, WWPP recorded an impairment charge of approximately $1,476,000 for the year ended December 31, 2011.

NOTE 6 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of 19 unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of December 31, 2011 and 2010, are as follows:

	As of December 31, 2011
		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$427,859	$216,600	$(34,298)	$610,161

	As of December 31, 2010
		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$693,087	$68,879	$(236,599)	$525,367

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 6 – INVESTMENTS (CONTINUED)

During the year ended December 31, 2011, the Company recognized an other-than-temporary impairment on eight marketable securities by reclassifying approximately $451,531 from other comprehensive loss (a component of equity) to the statement of operations.  The Company also reduced its cost basis of its investment in marketable securities by $451,531. During the year ended December 31, 2010, the Company recognized an other-than-temporary impairment of two marketable securities by reclassifying $261,800 from other comprehensive loss (a component of equity) to the statement of operations.  The Company also reduced its cost basis of its investment in marketable securities by $261,800.  The sale of marketable securities for the year ended December 31, 2010, resulted in realized gains of $15,818 and realized losses of $235.  The sale of marketable securities for the year ended December 31, 2011, resulted in realized gains of $49,617 and realized losses of $31,700.   As of December 31, 2010, the Company has a receivable from the sale of securities of $42,890, which was collected in 2011.

At December 31, 2011, the gross unrealized gain was $216,600 due to an increase in fair value of certain marketable securities in “microcap” and “small-cap” companies and comprised of three investments.  There are no securities that have been in an unrealized loss position for greater than one year.

Cost method investments:

At December 31, 2010, the Company accepted non-marketable equity securities in lieu of cash from four privately-held companies (customers) of $368,000. The Company has no ability to exercise significant influence over these companies, and these companies’ securities are not traded on an exchange or considered readily marketable; therefore, this investment is accounted for under the cost method. During the year ended December 31, 2011, the Company accepted non-marketable equity securities valued at $356,672 in lieu of cash from four different privately-held companies (customers).   During the year ended December 31, 2011, one of the companies for which the Company’s had a cost investment completed an initial public offering (“IPO”).  Upon completion of the IPO, the Company reclassified $115,000 to marketable securities.

As of December 31, 2011, the carrying value of the Company's cost method investments was $609,672, which consists of investments in six different companies.  The Company's cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or for when an event of change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

Impairment indicators the Company considers in each reporting period include the following: whether there has been a significant deterioration in earnings performance, asset quality or business prospects; a significant adverse change in the regulatory, economic, or technological environment; a significant adverse change in the general market condition or geographic area in which the investment operates; industry and sector performance; current equity and credit market conditions; any bona fide offers to purchase the investment for less than the carrying value; and factors that raise significant concern, such as negative cash flow from operations or working capital deficiencies. Since there is no active trading market for these investments, they are for the most part illiquid.

The fair value of the cost method investments was considered impracticable to estimate without incurring excessive costs relative to the materiality of the investment.  The impracticability in developing such an estimate is due to insufficient information necessary to prepare a valuation model to determine fair value. There were no events or changes in circumstances identified that could have had a significant adverse effect on the fair value of these investments.  As of December 31, 2011, no impairment was identified.

Debt securities and warrants:

In February 2011, WWPP subscribed to purchase $150,000 of 12% convertible promissory notes and warrants to purchase convertible preferred shares of a private company.  Under this agreement, WWPP was to purchase the notes and warrants in five monthly tranches of $30,000 beginning in March 2011.  WWPP made the first and only $30,000 purchase in March 2011. The purchase price was allocated to the convertible promissory note.  It was determined that the warrants had a nominal value.  WWPP rescinded the original subscription agreement and is no longer required to purchase additional notes or warrants from this private company (Note 9).

At December 31, 2010, the Company had two debt securities (convertible promissory notes), which had an aggregate carrying value of approximately $40,300.  These notes have interest rates of 8% to 9%; interest is due quarterly.  A note for $19,100 was with a publicly- traded company; and a note for $21,200 was with a privately-held company.  During the year ended December 31, 2011, the Company converted its debt securities into common shares of the investee companies.  During the years ended December 31, 2011 and 2010, the Company recognized $948 and $6,338 of other income related to discount accretion.

In addition to the convertible notes, the Company received warrants to purchase up to 12,500 shares of common stock exercisable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of restricted common stock of the other company exercisable at $0.50 per share. The warrants are exercisable immediately and have a term of five years. The Company allocated the purchase price between the debt securities and warrants based on the fair value of the instruments on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The fair value of these warrants is estimated to be approximately $84,500 and $24,800 as of December 31, 2011 and 2010, respectively.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010
NOTE 6 – INVESTMENTS (CONTINUED)

During the year ended December 31, 2011, the Company entered into three managed services agreements with three separate companies (Note 13). These companies are considered to be related parties, as the Company’s CEO was appointed to the board of directors of each of these companies at the date of these agreements.  The Company receives a fixed monthly fee in cash.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock in each of these companies. The first warrant received was for the Company to purchase up to 250,000 common shares at $0.01 per share.  For the second warrant, the Company may purchase up to 500,000 common shares exercisable at $0.01 per share.  For the third warrant, the Company may purchase 500,000 common shares at $0.0005 per share.

Each of these warrants is from privately-held companies for which there is no liquidity mechanism and no historical financial information to predict further performance.  The Company valued the warrants based in part on the estimated value of the services provided over the term of the agreements.  The value of the three warrants was determined to be $15,000.  Revenues associated with the receipt of the warrants are deferred and recognized over the term of the managed service agreements.  The estimated value of these warrants is approximately $15,000 as of December 31, 2011.

NOTE 7 – DERIVATIVE LIABILITIES

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity”, This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion feature that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at December 31, 2011 and December 31, 2010, was $0 and $707,000, respectively. The change in the fair value of the embedded conversion feature of $707,000, in 2011, was recognized as a gain on value of derivatives on the consolidated statements of operations.  The Company uses a probability-weighted discounted cash flow model to calculate fair value of its derivative liability.  Key assumptions used to apply this model included consideration of the term of the conversion option, the fair value of the Company’s common stock, the probability of achieving WWPP earnings thresholds, and a discount rate. Due to the cessation of line sales, it was determined that the probability of the contingent consideration was reduced to zero, which resulted in the estimated fair value of $0 at December 31, 2011.

In April 2011, the Company began selling secured promissory notes each containing an embedded feature that requires a payment in excess of principal and interest based on certain terms and conditions. This embedded feature has been determined to be a derivative instrument and classified as a liability. Liability classification is required because this provision will require the Company to pay an additional sum of 10% to the secured note holders if the collateral keeps the value of the principal and any outstanding interest.

The Company allocated the proceeds from the issuance of notes payable and the Additional Sum based on the fair value of the instruments on the date of sale.  The fair value of the Additional Sum (Note 8) is estimated using a probability weighted discounted cash flow model.  The fair value of the liability at the date of sale was $77,000. The Company determined that there was no significant change in the fair value of the embedded feature from the date of the sale of the promissory notes to December 31, 2011.

NOTE 8 – NOTES PAYABLE

Convertible notes:

As of December 31, 2011, convertible notes that were originally issued in a private placement in 2009 with an aggregate face amount of $200,000 are outstanding. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of the Company’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which the Company is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive (subsequent to the merger transaction with AAEX upon a conversion of a note, the conversion price and the number of shares into which each note is convertible into, would be adjusted to reflect the terms of the Agreement and the AAEX Merger and its prescribed exchange ratio).

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 8 – NOTES PAYABLE (CONTINUED)

Promissory notes:

Beginning in April 2011, the Company began selling 12% secured promissory notes (“the Notes”) in principal increments of $25,000.  For the year ended December 31, 2011, the Company sold notes with a face amount of $770,000 for cash.  These notes bear interest at 12% per annum with a maturity date of April 15, 2014.  The Notes are collateralized by certain investment securities, as defined, (the “Collateral”) held by the Company as of April 18, 2011. In addition to the principal and interest due under the Notes, the lenders are entitled to receive an amount equal to 10% of the original principal amount of each Note (the “Additional Sum”), provided that the proceeds of the Collateral are sufficient to cover the principal and interest due under the Notes. The Company is not obligated to liquidate the Collateral to pay the Additional Sum, and unless an event of default, as defined in the agreement, is declared, any sales of all or part of the Collateral will be made in the Company’s sole discretion. Payments from the sale of the Collateral shall be applied first to the interest due under the Notes, then to the principal amount owing, and finally to the payment of the Additional Sum.  As of December 31, 2011, the carrying amount of the collateral is approximately $980,704; $496,530 is recorded as long-term marketable securities, $399,672 is recorded as cost investments, and approximately $84,500 is recorded as warrants.

On October 3, 2011, the Company initiated an offering of up to $250,000 of 12% secured promissory notes which mature on October 3, 2014.  The notes are collateralized by certain investments in related party warrants. In addition, each subscriber is to receive a warrant to purchase shares of the Company's common stock at $.40 per share. The Company began selling these notes in January 2012.  As of March 30, 2012, the Company sold notes with a face amount of $10,000 for cash.

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

Lease expense was approximately $48,300 and $58,200 for the years ended December 31, 2011 and 2010, respectively.

The future minimum lease payments are as follows:

2012	$52,000
2013	53,800
2014	55,500
2015	56,400
$217,700

In connection with the acquisition of WWPP, the Company entered into a month-to-month lease for office space in a building that is owned by a family member of WWPP’s president in Wyoming.  The Company recognized approximately $5,600 and $800 in related party rent for the years ended December 31, 2011 and 2010, respectively.  The lease terminated on July 31, 2011.

License agreement:

Pursuant to terms of the License with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments. For 2011, the Company expensed royalties of $70,000, which is recorded as a component of cost of premium meat products revenue.  The license fees were no longer due when online sales were ceased pursuant to the license agreement; however, said payments will be required at such time the Company commences any new revenue generating activities.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On April 7, 2011, WWPP filed a complaint in the federal district court for the district of Colorado seeking a declaratory judgment against All American Meats, Inc.  WWPP was not seeking monetary damages from All American Meats, Inc., instead the complaint was filed after All American Meats advised WWPP that it believed that the name it used in commerce and as trademarks “Pat Boone All American Meats”  infringed upon All American Meat’s common law trademark.  WWPP disagreed with All American Meats’ assertions, believes it was entitled to use the name and trademark “Pat Boone All American Meats”, and filed the complaint requesting that the court declare that the use of the name “Pat Boone All American Meats” did not constitute trademark infringement.   On January 9, 2012, both parties agreed to a settlement for WWPP to cease using the phrase “All American”, and the Company has subsequently removed this phrasing from all marketing materials.

On June 23, 2011, WWPP filed a demand for arbitration with the American Arbitration Association to arbitrate a dispute between WWPP and a former third-party service provider.  WWPP alleged that the former service provider breached an agreement between the parties, and WWPP sought the rescission of the consideration it paid to the former service provider, as well as the recoupment of its costs and fees.  The service provider asserted counterclaims against WWPP alleging WWPP was in breach of a separate agreement between the parties and sought the payment of $120,000 from WWPP.  On September 14, 2011, the parties reached a settlement and release.  Neither party was required to make any payments and the agreement between the parties was considered terminated.

On September 27, 2011, Salem Radio Network, Inc. (“SRN”) filed a petition in the County Court at Law No. 5 in Dallas Texas naming WWPP as a defendant.  In its petition, SRN has asserted a claim of unjust enrichment against WWPP seeking payment for services and products SRN allegedly provided to WWPP.  In the Petition, SRN has asserted damages of $140,000 and is also seeking its attorneys’ fees, as well as interest.  The court has subsequently entered a default judgment against WWPP.  WWPP has $140,000 recorded in accounts payable related to the service provided.

Although it is too early at this time to determine the ultimate outcome of certain of these matters, management believes that the ultimate outcome will not have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 10 – INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, the Company has approximately $5,400,000 of net operating loss carry-forwards which will expire from 2029 through 2031. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

The deferred tax assets (liabilities) and associated valuation allowance at December 31, 2011 and 2010, are as follows:

	2011	2010
Current assets (liabilities):
Investments and derivatives	$137,000	$248,000
Prepaid and other assets	-	8,500
Valuation allowance	(137,000)	(256,500)
	-	-
Non-current assets (liabilities):
Intangible assets	23,700	31,500
Property and equipment	1,300	(36,500)
Net operating loss carryforwards	2,063,000	1,474,000
	2,088,000	1,469,000
Valuation allowance	(2,088,000)	(1,469,000)
Net deferred tax assets	$-	$-

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 10 – INCOME TAXES (CONTINUED)

No income tax benefit was recognized for the years ended December 31, 2011 and 2010, as indicated below:

	2011	2010
Deferred tax benefit:
Federal	$449,500	$1,146,600
State	50,000	134,900
	499,500	1,281,500
Increase in valuation allowance	(499,500)	(1,281,500)
	$-	$-

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2011	2010
Statutory rate	34%	34%
State taxes	3	4
Non-deductible incentive stock option expense	(5)	(1)
Impairment of intangible asset	(18)	-
Valuation allowance	(14)	(37)
Effective rate	0%	0%

NOTE 11 –  EQUITY

Preferred stock:

Of the 10,000,000 shares of the Company’s authorized Preferred Stock, ($0.10 par value per share), 425,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Preferred”).  The holders of outstanding shares of Series A Preferred are entitled to notice of any shareholders’ meeting and to vote as a single class with the common stock upon any matter submitted for approval by the holders of common stock, on an as-converted basis, as defined. Each share of Series A Preferred shall have eight votes per share. If any dividend or distribution is declared or paid by the Company on common stock, whether payable in cash, property, securities or rights to acquire securities, the holders of the Series A Preferred will be entitled to participate with the holders of common stock in such dividend or distribution, as defined.

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series A Preferred holders may convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the “Financial Milestone” has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock.  During the year ended December 31, 2011, two Series A Preferred holders converted 13,334 Series A Preferred shares into 106,672 shares of the Company’s common stock at the prevailing conversion rate at that date as the Company had not yet reached the “Financial Milestone.”

Common stock:

In 2010, the Company initiated two private placements for the sale of up to an aggregate of 7,000,000 shares of common stock. Through December 31, 2010, the Company sold 3,316,000 shares of common stock for total proceeds of $2,073,000.

During the year ended December 31, 2011, the Company sold 1,514,000 shares of common stock at $0.50 per share for total proceeds of $757,000, 500,000 shares of common stock at $0.15 per share for total proceeds of $75,000, and sold 750,000 shares of common stock at $0.20 per share for total proceeds of $150,000.

During the year ended December 31, 2011, the Company issued stock for prepaid services pursuant to a one-year service agreement.  There were 250,000 shares that were issued at $0.25 per share for a total value of $62,500.  The amount was recognized as a prepaid expense, as the shares were fully vested and non-forfeitable on the date they were granted.  During the year ended December 31, 2011, $15,600 of expense was recognized as services were provided under this annual agreement.

During the year ended December 31, 2010, the Company repurchased 1,300,000 shares of common stock for $37,500.  The repurchased shares were accounted for under the cost method and recorded as deductions to common stock and additional paid in capital.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 – EQUITY (CONTINUED)

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

During the year ended December 31, 2011, the Company granted stock options to purchase an aggregate of 892,500 shares of common stock to five employees.  Included in these grants, in March 2011, the Company granted an option to an employee for sales development, entitling this person to purchase up to 100,000 shares of the Company’s common stock at $0.80 per share.  This option has a four-year term; the option to purchase 100,000 shares vests quarterly on a pro-rata basis over one year, but only upon the achievement of the performance objectives determined by management, as defined.   The performance objective began in the quarter ended June 30, 2011, and the amount of shares vested is to be valued at the end of each quarter upon completion of the performance objective. Also included in these grants, in September 2011, the Company granted an option to an employee for his services related to membership development, entitling this person to purchase 500,000 shares of the Company’s common stock at $0.15 per share.  The option has a three-year term and vests in full automatically upon the achievement of the performance objectives determined by management, as defined.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $90,300 and $246,000 for the years ended December 31, 2011 and 2010, respectively. The stock-based compensation cost that has been included to selling and marketing expense in the statements of operations was approximately $30,100 and $217,300, for years ended December 31, 2011 and 2010.  For the year ended December 31, 2011, there was approximately $59,300 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the year ended December 31, 2011 was $0.16 per share.  The assumptions utilized to determine the fair value of options granted during the years ended December 31, 2011, are as follows:

	2011	2010
Risk free interest rate	0.42-1.77%	0.85-2.02%
Expected volatility	93-94%	91-104%
Expected term	3.5-4 years	3-5 years
Expected dividend yield	0	0

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 – EQUITY (CONTINUED)

The following tables set forth the activity in the Company's Plan for the year ended December 31, 2011 and 2010:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2011	2,294,570	$0.48
Granted	892,500	$0.16
Exercised	-	$-
Forfeited/cancelled	(1,100,000)	$0.18
Outstanding at December 31, 2011	2,087,070	$0.42	2.97	$39,049
Exercisable at December 31, 2011	1,483,853	$0.45	1.46	$49

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2010	1,796,070	$0.28
Granted	1,900,000	$0.69
Exercised	(130,000)	$0.12		$43,518
Forfeited/cancelled	(1,271,500)	$0.51
Outstanding at December 31, 2010	2,294,570	$0.48	2.99	$351,284
Exercisable at December 31, 2010	1,405,772	$0.37	1.58	$277,812

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2011.

The following table summarizes the activity and value of non-vested options as of and for the year ended December 31, 2011:

	Number of	Weighted
	shares	average
	under	grant date
	options	fair value
Non-vested options outstanding at January 1, 2011	888,798	$0.31
Granted	892,500	$0.16
Vested	(619,748)	$0.22
Forfeited/cancelled	(558,333)	$0.18
Non-vested options outstanding at December 31, 2011	603,217	$0.43

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 – EQUITY (CONTINUED)

Warrants:

In May 2011, the Company granted a warrant that immediately vested to purchase up to 500,000 shares of common stock to one outside consultant in connection with a one-year service agreement.  This warrant has a two-year term and an exercise price of $0.30 per share, and approximately $24,600 has been recognized in selling and marketing expense.  The Company expects to recognize the remaining compensation cost of $12,300 over four months.

In November 2011, the Company granted a warrant that immediately vested to purchase up to 750,000 shares of common stock to one outside consultant.  Subsequent to December 31, 2011, the warrant was returned by the holder and cancelled.

Prior to the merger transaction, AAEX issued warrants to purchase 200,000 shares of AAEX common stock at a price of $0.01 per share. In March 2010, these warrants were exercised and the Company received cash of $2,000.

NOTE 12 – WWPP SALE OF COMMON STOCK AND NONCONTROLLING INTEREST

In March 2011, WWPP initiated an offering to accredited investors for the sale of up to 1,500,000 shares of newly-issued WWPP common stock. During the year ended December 31, 2011, WWPP sold 120,000 shares of its common stock to third parties for cash of $120,000.  As a result of WWPP’s sale of its common stock, the Company’s ownership interest in WWPP was reduced from 100% to approximately 96% as of December 31, 2011.  The 4% interest in WWPP, owned by third parties at December 31, 2011, is presented as a non-controlling interest in the consolidated financial statements.  WWPP has 3,120,000 shares outstanding as of December 31, 2011, of which AMHC owns 3,000,000 and unrelated third parties own the non-controlling interest of 120,000 shares.

NOTE 13 – RELATED PARTY TRANSACTIONS

Related party management services agreements:

On May 18, 2010, (prior to the WWPP acquisition), the Company signed a management services agreement (“Management Agreement”) with WWPP.  The Management Agreement calls for the Company to perform management services, including chief executive officer and chief financial officer functions on a fixed-contract basis on behalf of WWPP.  The fee for these services is $75,000 per month.   The Company recognized $337,500 as management services fees from WWPP through the acquisition date as related party management fees on the statements of operations.  Subsequent to the acquisition date, these fees are eliminated in consolidation. This agreement was terminated August 31, 2011.

During the year ended December 31, 2011, the Company entered into three management services agreements with companies in which the Company’s CEO began serving on the board of directors of each of these companies.  These management services agreements are for a one-year term, provide for a fixed monthly fee to be paid in cash, and are cancellable by either party pursuant to the terms of the contracts.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock of each of these companies (Note 6).  On October, 9, 2011, one of the related party management services agreements was terminated, and the Company’s CEO resigned from the board of directors of that company.  The related party accounts receivable balance represents the management fee due at December 31, 2011.

Related party payable:

In July 2011, an employee and minority shareholder of AMI advanced $25,000 to WWPP for short-term operating cash needs.  The amount is non-interest bearing, unsecured, and due on demand.

Related party debt security:

On November 3, 2011, the Company subscribed to a convertible note offering for $25,000 with a private related party entity in which the Company signed a management services agreement and the Company’s CEO began serving on the board of directors of this company.  The promissory note carries a 5% interest rate and is unsecured.  In addition, the Company received 25,000 shares of this company.  The purchase price was allocated to the convertible note as it was determined that the common stock had a nominal value.  The Company’s CEO and CFO both are minority shareholders in this company.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 14 – SEGMENT REPORTING

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

The tables below summarize information about the Company’s three reportable segments for the years ended December 31, 2011 and 2010.

	Investment	Management	Premium
	Services	Services	Meat Products	Eliminations	Total
Year ended December 31, 2011
Sales	$1,310,394	$365,000	$77,055	$-	$1,752,449
Sales - Related Party	-	257,750	-	-	257,750
Intercompany sales	-	600,000	-	(600,000)	-
Gross profit (loss)	655,205	913,039	(235,962)	(600,000)	732,282
Depreciation and amortization	(61,791)	-	(34,999)	-	(96,790)
Impairment of assets	-	-	(1,622,757)	-	(1,622,757)
Interest expense	(81,379)	-	-	-	(81,379)
Impairment of marketable securities	(451,531)	-	-	-	(451,531)
Gain on derivative liability	-	-	707,000	-	707,000
Net income (loss)	(1,950,944)	911,298	(2,421,675)	-	(3,461,321)
Total assets	4,261,556	1,753,216	51,872	(4,031,840)	2,034,804
Purchase of property and equipment	(5,002)	-	(6,810)	-	(11,812)
Year ended December 31, 2010
Sales	$1,784,504	$175,000	$72,092	$-	$2,031,596
Intercompany sales	-	225,000	-	(225,000)	-
Gross profit (loss)	1,018,851	275,061	(25,168)	(225,000)	1,043,744
Depreciation and amortization	(66,597)	-	(6,744)	-	(73,341)
Interest expense	(20,741)	-	-	-	(20,741)
Impairment of marketable securities	(261,800)	-	-	-	(261,800)
Loss on derivative liability	-	-	(370,000)	-	(370,000)
Net income (loss)	(1,857,635)	581,507	(1,316,832)	-	(2,592,960)
Total assets	3,555,914	762,500	1,845,190	(2,201,702)	3,961,902
Purchase of property and equipment	(22,485)	-	(120,917)	-	(143,402)

NOTE 15 – SUBSEQUENT EVENTS

On March 1, 2012, AMMS entered into a new management services agreement with a company.  This agreement is for an initial 24 month term unless terminated by either party.  The company is to pay AMMS a monthly fee equal to $27,500 cash per month;  however, this fee is not due to AMMS until the company obtains $1,500,000 in outside capital.  AMMS received one stock warrant to purchase 1,000,000 common shares exercisable for $10,000 in the company, which will be accounted for as a related party transaction.  The AMMS CEO began serving on the board of directors of this company at the start of the management services agreement on March 1, 2012.