Form 10-Q
period 2012-03-31
Accredited Members Holding Corp
filed 2012-05-15
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

There were 35,746,531 shares of the issuer's common stock, par value $0.001, outstanding as of May 15, 2012.

ACCREDITED MEMBERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$135,733	$320,971
Accounts receivable, net	227,360	35,423
Related party receivable, net	108,043	67,083
Prepaid expenses and other	57,145	70,570
Investment in marketable securities	86,543	113,631
Investment in debt securities	30,000	30,000
Total current assets	644,824	637,678

Property and equipment, net	131,849	147,629
Intangible asset	12,500	12,500
Cost investments	609,672	609,672
Investment in marketable securities	644,665	496,530
Investment in debt securities	25,000	25,000
Investment in warrants, including related party warrants of
$25,641 at March 31, 2012 and $15,000 at December 31, 2011	35,843	99,501
Deposits and other assets	6,294	6,294
	1,465,823	1,397,126
Total assets	$2,110,647	$2,034,804

Liabilities
Current liabilities:
Accounts payable	$562,773	$497,570
Related party payable	25,000	25,000
Accrued expenses	151,125	99,032
Deferred revenue	384,751	349,006
Total current liabilities	1,123,649	970,608
Notes payable:
Related parties	197,760	196,655
Other	729,214	712,214
Deferred rent liability	23,813	24,523
Derivative liability	77,000	77,000
	1,027,787	1,010,392
Total liabilities	2,151,436	1,981,000

Equity
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; authorized shares - 425,000
Series A; issued and outstanding shares - 385,143	1,386,983	1,386,983
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 35,746,531 and 34,446,531	34,446	34,446
Additional paid-in capital	6,032,011	6,014,763
Other comprehensive income	318,964	274,548
Accumulated deficit	(7,725,582)	(7,569,761)
Total AMHC shareholders' equity	46,822	140,979
Noncontrolling interest	(87,612)	(87,175)
Total equity	(40,790)	53,804
Total liabilities and equity	$2,110,647	$2,034,804

 See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	March 31,
	2012		2011

Revenue, net:
Investment and management services		$276,321	$578,513
Management services - related party		162,641	-
Premium meat products		6,969	16,987
Total net revenue		445,931	595,500
Cost of revenue:
Investment and management services		102,051	207,789
Management services - related party		122,231	-
Premium meat products		392	47,636
Total cost of revenue		224,674	255,425
Gross profit		221,257	340,075
Operating expenses:
General and administrative		228,503	603,723
Selling and marketing		114,416	282,799
Total operating expenses		342,919	886,522
Operating loss		(121,662)	(546,447)
Other income (expense):
Interest expense:
Related parties		(3,605)	(2,500)
Other		(34,541)	(2,500)
Gain on derivative liability		-	161,800
Gain on value of warrants		2,334	16,330
Gain on sale of marketable securities, net		-	14,079
Other income, net		1,216	6,125
		(34,596)	193,334
Net loss		$(156,258)	$(353,113)

Less: Net loss attributable to noncontrolling interest		(437)	(590)

Net loss attributable to AMHC		(155,821)	(352,523)

Net loss		(156,258)	(353,113)

Other comprehensive income (loss):
Unrealized gain from available for sale securities		44,416	85,442

Comprehensive loss		$(111,842)	$(267,671)

Comprehensive loss attributable to noncontrolling interest		$(437)	$(590)

Comprehensive loss attributable to AMHC		$(111,405)	$(267,081)

Net loss per share - basic and diluted	$	*	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted		34,446,531	32,047,193

* less than $0.01 per share

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Other comprehensive income	Non- controlling
	Shares	Amount	Shares	Amount	capital	deficit	(loss)	interest	Total
Balance, January 1, 2012	34,446,531	34,446	385,143	1,386,983	6,014,763	(7,569,761)	274,548	(87,175)	53,804
Share-based compensation					17,248				17,248
Net loss						(155,821)		(437)	(156,258)
Other comprehensive loss:
Unrealized gain on available for sale securities							44,416		44,416
Comprehensive loss									(111,842)
Balance, March 31, 2012	34,446,531	$34,446	385,143	$1,386,983	$6,032,011	$(7,725,582)	$318,964	$(87,612)	$(40,790)

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(156,258)	$(353,113)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	15,780	27,012
Amortization of debt discount	8,106	-
Stock-based compensation expense	17,248	45,839
Gain on sale of marketable securities, net	-	(10,939)
Gain on conversion of debt security to marketable security	-	(5,760)
Gain on value of derivative warrants	(2,334)	(16,330)
Gain on value of derivative liabilities	-	(161,800)
Bad debt expense	2,000	5,000
Accretion of discount on debt securities	-	(948)
Changes in operating assets and liabilities:
Accounts receivable, including related party	(234,897)	44,427
Prepaid expenses and other	13,425	(46,883)
Inventory	-	1,634
Accounts payable	65,203	58,040
Accrued expenses, including related party	52,094	(169,559)
Deferred revenue	25,105	(218,594)
Deferred rent liability	(710)	1,781
Net cash used in operating activities	(195,238)	(800,193)
Cash flows from investing activities
Purchase of debt securities	-	(30,000)
Sale of investment securities	-	39,075
Purchase of property and equipment	-	(8,959)
Net cash provided by investing activities	-	116
Cash flows from financing activities
Proceeds from issuance of notes payable	10,000	-
Proceeds from issuance of common stock	-	720,000
Sale of subsidiary common stock	-	30,000
Net cash provided by financing activities	10,000	750,000
Net decrease in cash	(185,238)	(50,077)
Cash, beginning	320,971	511,626
Cash, ending	$135,733	$461,549
Supplemental disclosure of cash flow information
Cash paid for interest	$28,274	$5,000
Supplemental disclosure of non-cash investing and financing activities
Investments received in lieu of cash	$10,641	$142,000
Conversion of debt investments to marketable securities	$-	$19,607
Conversion of warrant to marketable securities	$76,633	$-

See notes to unaudited condensed consolidated financial statements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS

Organization:

Accredited Members Holding Corporation (“AMHC” or the “Company”) is headquartered in Colorado Springs, Colorado. It currently operates through its subsidiary corporations, Accredited Members, Inc. (“AMI”), World Wide Premium Packers, Inc. (“WWPP”) and AMHC Managed Services (“AMMS”).

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

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 1 - ORGANIZATION AND MANAGEMENT’S PLANS (CONTINUED)

The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the instructions to quarterly reports on Form 10-Q.  In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary to present a fair statement of its results of operations, financial position and cash flows.  The results reported in these condensed, consolidated financial statement should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statement and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $156,300 for the three months ended March 31, 2012, has a working capital deficiency of approximately $478,800, and has an accumulated deficit of approximately $7.7 million at March 31, 2012. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has three separate segments as of March 31, 2012.  The development of each of these segments has resulted in considerable overhead expenses which have contributed to the Company’s losses to this point.  While management believes these segments may eventually make positive contributions to the Company, if management deems that assessment to be inaccurate, or if the time frame in which that occurs extends beyond the Company’s ability to raise additional capital or its desire to incur additional dilution, it may decide to exit these new segments.  On August 17, 2011, the Company ceased online sales of Pat Boone branded premium meats.  The Company is currently evaluating selling these meats in a retail environment. While management believes that the Company has the flexibility to scale the operations back to the original legacy business model and operate it profitably, a decision of that nature could prove adverse.  Management will continue to assess these segments in terms of their contributions and capital requirements relative to the Company’s need and ability, if necessary, to access additional capital to support them.

In April 2012, the Company entered into a binding letter of intent to acquire a privately-held Colorado company and to sell all of the Company's interests in its three subsidiaries to a privately held Company owned by the Company's two directors (Note 14).

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

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

Significant estimates are used in accounting for certain items such as investments, long-lived assets, allowance for doubtful accounts, investments in warrants, derivative liabilities, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

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

Four customers comprise approximately 43% of trade accounts receivable at March 31, 2012; these individual customer balances represent approximately 11%, 11%, 11%, and 10% of the total trade accounts receivable. Three customers comprise substantially all of related party accounts receivable at March 31, 2012; these individual customer balances represent approximately 25%, 32%, and 36% of the total related party accounts receivable. Five customers comprise approximately 91% of the trade accounts receivable at December 31, 2011; these individual customer balances represent approximately 29%, 23%, 17%, 11%, and 11% of the total trade accounts receivable. Two customers comprise substantially all of the related party accounts receivable at December 31, 2011; these individual customer balance represent approximately 52% and 40% of the total related party accounts receivable. One AMMS customer accounted for approximately 20% of net revenue for the period ended March 31, 2012.  No individual customer accounted for more than 10% of net revenues for the period ended March 31, 2011.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $11,000, and $56,900, respectively.

 ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

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

Debt securities and derivative warrants:

In 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes.  One of the warrants was converted to stock during the three months ended March 31, 2012 (Note 5).  In 2011, the Company purchased two convertible promissory notes in two private companies.  The convertible promissory notes are accounted for as cost method investments as there is no public market in their securities and there is no active trading market for these investments.

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

Financial instruments:

At March 31, 2012, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model.  The fair value of receivables and notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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
THREE MONTHS ENDED MARCH 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	March 31, 2012
	Level 1	Level 2	Level 3
Cash	$135,733	$-	$-
Investment in marketable securities	731,208	-	-
Investment in debt securities	-	-	55,000
Investment in warrants	-	-	35,843
Derivative liability	-	-	(77,000)

	Fair value measurement as of
	December 31, 2011
	Level 1	Level 2	Level 3
Cash	$320,971	$-	$-
Investment in marketable securities	610,161	-	-
Investment in debt securities	-	-	55,000
Investment in warrants	-	-	99,501
Derivative liability	-	-	(77,000)

Level 3 recurring fair value measurements represent the Company’s investment in debt securities, warrants (Note 5) and the derivative liability (Note 6).  The change in carrying value of the Company’s level 3 fair value measurements are as follows:

	Investment	Investment
	in Debt	in	Derivative
	Securities	Warrants	Liability
Fair value at January 1, 2012	$55,000	$99,501	$(77,000)
Receipt of warrant from a customer	-	10,641	-
Conversion of warrant to marketable securities	-	(76,633)	-
Change in fair value		2,334	-
Fair value at March 31, 2012	$55,000	$35,843	$(77,000)

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible asset:

Intangible asset consists of a trademark license with Pat Boone, which has an indefinite useful life, and is not currently amortized.  Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the estimated fair value of an intangible asset with its carrying amount.    Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.

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

The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  Expenses of $0 and $38,725 were recognized for third parties for their advertising slots during the three months ended March 31, 2012 and 2011, respectively.

From November 2010 through August 17, 2011, WWPP derived revenue from the sale of premium meat products to consumers through its website, and WWPP recorded revenue upon delivery of the product to the consumer.  Product returns were not significant and WWPP also sold gift cards. The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards were to be used to purchase premium meat products, and the gift cards were expected to be redeemed within one year of issuance. With the shift in business plan in the third quarter 2011, the gift cards are not currently redeemable but may be redeemable in the future, should WWPP be able to take the business into retail space (of which there is no guaranty) before the expiration of the gift cards. WWPP recognized approximately $7,000 of revenue in the first quarter of 2012 as a result of the expiration of gift cards.  The gift card liability recorded at March 31, 2012 is $0.  Management believes WWPP is not subject to applicable escheat laws as the gift cards have a specific expiration date.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and preferred stock aggregating 8,228,547 and 8,908,919 as of March 31, 2012, and March 31, 2011, respectively, have been excluded from the calculation of diluted net loss per common share.

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs for the three months ended March 31, 2012 and 2011, were approximately $93,704 and $212,400, respectively.

Reclassifications:

Certain reclassifications to the 2011 statement of operations and comprehensive loss have been made in order to conform to the 2012 statement of operations and comprehensive loss presentation.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued and adopted accounting pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, " Presentation of Comprehensive Income " ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, " Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income " ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the presentation of the Company's consolidated statements of operations and comprehensive loss.

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, property and equipment consists of the following:

	March 31,	December 31,
	2012	2011

Website development	$229,566	$229,566
Furniture and fixtures	25,265	25,265
Equipment	30,024	30,024
	284,855	284,855
Less accumulated depreciation and amortization	(153,006)	(137,226)
	$131,849	$147,629

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2012 and 2011, was $15,780 and $27,012, respectively.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2012

NOTE 4 – INTANGIBLE ASSET

At March 31, 2012 and December 31, 2011, the Company’s intangible asset consists of a license agreement with Pat Boone, which was acquired in the WWPP acquisition. The license agreement with Pat Boone grants WWPP a perpetual, worldwide license to use Mr. Boone’s name and likeness in connection with the Company’s marketing and sale of premium meats.  The carrying value of this license is approximately $12,500 at March 31, 2012 and December 31, 2011.

NOTE 5 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of common stock of 20 unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of March 31, 2012 and 2011, are as follows:

	As of March 31, 2012
		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$504,490	$347,229	$(120,511)	$731,208

	As of December 31, 2011
		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$427,859	$216,600	$(34,298)	$610,161

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

For the three months ended March 31, 2012, the Company did not recognize an other-than-temporary impairment of marketable securities and there were no sales of marketable securities.

During the three months ended March 31, 2012, a net unrealized gain of $44,416 was recorded mainly due to an unrealized gain on conversion of warrants to marketable securities of approximately $107,000 offset by a decrease in fair value of certain marketable securities in “microcap” and “small-cap” companies. There are no securities that have been in an unrealized loss position for greater than one year.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 5 – INVESTMENTS (CONTINUED)

Cost method investments:

As of March 31, 2012, the carrying value of the Company's cost method investments was $609,672, which consists of investments in six different companies.  The Company's cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or for when an event of change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

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

The fair value of the cost method investments was considered impracticable to estimate without incurring excessive costs relative to the materiality of the investment.  The impracticability in developing such an estimate is due to insufficient information necessary to prepare a valuation model to determine fair value. There were no events or changes in circumstances identified that could have had a significant adverse effect on the fair value of these investments.  As of March 31, 2012, no impairment was identified.

Debt securities and derivative warrants:

In February 2011, WWPP subscribed to purchase $150,000 of 12% convertible promissory notes and warrants to purchase convertible preferred shares of a private company.  Under this agreement, WWPP was to purchase the notes and warrants in five monthly tranches of $30,000 beginning in March 2011.  WWPP made the first and only $30,000 purchase in March 2011. The purchase price was allocated to the convertible promissory note.  It was determined that the warrants had a nominal value.  WWPP rescinded the original subscription agreement and is no longer required to purchase additional notes or warrants from this private company.

The Company has recorded warrants to purchase up to 12,500 shares of common stock exercisable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of restricted common stock of the other company exercisable at $0.50 per share. The warrants are exercisable immediately and have a term of five years. The warrants were recorded at their estimated fair value on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The Company converted the warrant for 62,500 shares into 53,415 shares in a cashless exercise in accordance with the warrant agreement during the three months ended March 31, 2012.  These shares are reflected in the marketable securities.  The fair value of the remaining warrants is estimated to be approximately $10,200 as of March 31, 2012.

During the year ended December 31, 2011, the Company entered into three managed services agreements with three separate companies (Note 13). These companies are considered to be related parties, as the Company’s CEO was appointed to the board of directors of each of these companies at the date of these agreements.  The Company receives a fixed monthly fee in cash.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock in each of these companies. The first warrant received was for the Company to purchase up to 250,000 common shares at $0.01 per share.  For the second warrant, the Company may purchase up to 500,000 common shares exercisable at $0.01 per share.  For the third warrant, the Company may purchase 500,000 common shares at $0.0005 per share. As of March 31, 2012, the Company entered into a managed service agreement with a separate private company that is considered to be a related party.  In April 2012, the Company entered into a binding letter of intent to acquire this privately-held company (Note 14).  The Company is to receive a fixed monthly fee in cash and also received a warrant to purchase up to 1,000,000 shares of this company’s common stock at $0.01 per share.

Each of these warrants is from privately-held companies for which there is no liquidity mechanism and no historical financial information to predict further performance.  The Company valued the warrants based in part on the estimated value of the services provided over the term of the agreements.  The value of the three warrants from 2011was determined to be $15,000.  The value of the warrant from the agreement entered into in 2012 is determined to be approximately $10,600.  Revenues associated with the receipt of the warrants are deferred and recognized over the term of the managed service agreements.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 6 – DERIVATIVE LIABILITIES

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity”, This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion feature that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at December 31, 2011, was $0. The Company uses a probability-weighted discounted cash flow model to calculate fair value of its derivative liability.  Key assumptions used to apply this model included consideration of the term of the conversion option, the fair value of the Company’s common stock, the probability of achieving WWPP earnings thresholds, and a discount rate. Due to the cessation of on-line sales, it was determined that the probability of the contingent consideration was reduced to zero, which resulted in the estimated fair value of $0 at March 31, 2012 and December 31, 2011.

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

The Company allocated the proceeds from the issuance of notes payable and the Additional Sum based on the fair value of the instruments on the date of sale.  The fair value of the Additional Sum is estimated using a probability weighted discounted cash flow model.  The fair value of the liability at the date of sale was $77,000. The Company determined that there was no significant change in the fair value of the embedded feature from the date of the sale of the promissory notes to March 31, 2012.

NOTE 7 – NOTES PAYABLE

Convertible notes:

As of March 31, 2012, convertible notes that were originally issued in 2009 with an aggregate face amount of $200,000 are outstanding. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of the Company’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which the Company is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive.

Promissory notes:

Beginning in April 2011, the Company began selling 12% secured promissory notes (“the Notes”) in principal increments of $25,000.  For the year ended December 31, 2011, the Company sold notes with a face amount of $770,000 for cash.  These notes bear interest at 12% per annum with a maturity date of April 15, 2014.  The Notes are collateralized by certain investment securities, as defined, (the “Collateral”) held by the Company as of April 18, 2011. In addition to the principal and interest due under the Notes, the lenders are entitled to receive an amount equal to 10% of the original principal amount of each Note (the “Additional Sum”), provided that the proceeds of the Collateral are sufficient to cover the principal and interest due under the Notes. The Company is not obligated to liquidate the Collateral to pay the Additional Sum, and unless an event of default, as defined in the agreement, is declared, any sales of all or part of the Collateral will be made in the Company’s sole discretion. Payments from the sale of the Collateral shall be applied first to the interest due under the Notes, then to the principal amount owing, and finally to the payment of the Additional Sum.  As of December 31, 2011, the carrying amount of the collateral is approximately $1,055,000; $644,665 is recorded as long-term marketable securities, $399,672 is recorded as cost investments, and $10,201 is recorded as warrants.

On October 3, 2011, the Company initiated an offering of up to $250,000 of 12% secured promissory notes which mature on October 3, 2014.  The notes are collateralized by certain investments in related party warrants. In addition, each subscriber is to receive a warrant to purchase shares of the Company's common stock at $.40 per share. The Company began selling these notes in January 2012.  As of March 31, 2012, the Company sold notes with a face amount of $10,000 for cash. The value of the warrant is considered immaterial.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES

License agreement:

Pursuant to terms of the License with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments. During the three months ended March 31, 2012 and 2011, the Company expensed royalties of $0 and $30,000, which is recorded as a component of cost of premium meat products revenue.  The license fees were no longer due when online sales were ceased pursuant to the license agreement; however, said payments will be required at such time the Company commences any new revenue generating activities.

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

On September 27, 2011, Salem Radio Network, Inc. (“SRN”) filed a petition in the County Court at Law No. 5 in Dallas Texas naming WWPP as a defendant.  In its petition, SRN has asserted a claim of unjust enrichment against WWPP seeking payment for services and products SRN allegedly provided to WWPP.  In the Petition, SRN has asserted damages of $140,000 and is also seeking its attorneys’ fees, as well as interest.  The court has subsequently entered a default judgment against WWPP.  WWPP has $152,500 recorded in accounts payable related to the service provided.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $53,000 and $120,000 for the three months ended March 31, 2012 and 2011, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

NOTE 10 –  EQUITY

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

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series A Preferred holders may convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the “Financial Milestone” has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock.  In 2011, two Series A Preferred holders converted 13,334 Series A Preferred shares into 106,672 shares of the Company’s common stock at the prevailing conversion rate at that date as the Company had not yet reached the “Financial Milestone.” Subsequent to March 31, 2012, three Series A Preferred holder converted 86,668 Series A Preferred shares into 693,344 shares of the Company’s common stock.

Common stock:

During the year ended December 31, 2011, the Company issued stock for prepaid services pursuant to a one-year service agreement.  There were 250,000 shares that were issued at $0.25 per share for a total value of $62,500.  The amount was recognized as a prepaid expense, as the shares were fully vested and non-forfeitable on the date they were granted.  During the three months ended March 31, 2012, $15,600 of expense was recognized as services were provided under this annual agreement.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 10 – EQUITY (CONTINUED)

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

During the year ended December 31, 2011, the Company granted stock options to purchase an aggregate of 892,500 shares of common stock to five employees.  Included in these grants, in March 2011, the Company granted an option to an employee for sales development, entitling this person to purchase up to 100,000 shares of the Company’s common stock at $0.80 per share.  This option has a four-year term; the option to purchase 100,000 shares vests quarterly on a pro-rata basis over one year, but only upon the achievement of the performance objectives determined by management, as defined.   The performance objective began in the quarter ended June 30, 2011, and the amount of shares vested is to be valued at the end of each quarter upon completion of the performance objective.  As of March 31, 2012, there were 25,000 shares of this option that had vested. Also included in these grants, in September 2011, the Company granted an option to an employee for his services related to membership development, entitling this person to purchase 500,000 shares of the Company’s common stock at $0.15 per share.  The option has a three-year term and vests in full automatically upon the achievement of the performance objectives determined by management, as defined.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $8,008 and $21,000 for the three months ended March 31, 2012 and 2011, respectively. The stock-based compensation cost that has been included to selling and marketing expense in the statements of operations was approximately $9,240 and $24,500, for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was approximately $38,500 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  No options were granted during the quarter ended March 31, 2012.

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

The following table sets forth the activity in the Plan for the three months ended March 31, 2012:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2012	2,087,070	$0.42
Granted	-	$-
Exercised	-	$-
Forfeited/cancelled	(125,000)	$0.27
Outstanding at March 31, 2012	1,962,070	$0.36	1.89	-
Exercisable at March 31, 2012	1,445,526	$0.43	1.16	-

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2012.

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2012:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2012	603,217	$0.43
Granted	-	$-
Vested	(36,673)	$0.22
Forfeited/cancelled	(50,000)	$0.27
Non-vested options outstanding at March 31, 2012	516,544	$0.07

Warrants:

In May 2011, the Company granted a warrant that immediately vested to purchase up to 500,000 shares of common stock to one outside consultant in connection with a one-year service agreement.  This warrant has a two-year term and an exercise price of $0.30 per share, and approximately $33,900 has been recognized in selling and marketing expense.  The Company expects to recognize the remaining compensation cost of $3,000 over the three months ending June 30, 2012.

In November 2011, the Company granted a warrant that immediately vested to purchase up to 750,000 shares of common stock to one outside consultant.  During the three months ended March 31, 2012, the warrant was returned by the holder and cancelled.

NOTE 11 – WWPP SALE OF COMMON STOCK AND NONCONTROLLING INTEREST

In March 2011, WWPP initiated an offering to accredited investors for the sale of up to 1,500,000 shares of newly-issued WWPP common stock. During the nine months ended September 30, 2011, WWPP sold 120,000 shares of its common stock to third parties for cash of $120,000.  As a result of WWPP’s sale of its common stock, the Company’s ownership interest in WWPP was reduced from 100% to approximately 96% as of September 30, 2011.  The 4% interest in WWPP owned by third parties at March 31, 2012 and December 31, 2011, is presented as a non-controlling interest in the consolidated financial statements.  WWPP has 3,120,000 shares outstanding as of March 31, 2012 and December 31, 2011, of which AMHC owns 3,000,000 and unrelated third parties own the non-controlling interest of 120,000 shares.

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

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

The tables below summarize information about the Company’s three reportable segments for the three months ended March 31, 2012 and 2011.

	Investment	Management	Premium
	Services	Services	Meat Products	Eliminations	Total
Three months ended March 31, 2012
Sales	$276,321	$-	$6,969 *	$-	$283,290
Sales - related party		162,641	-	-	162,641
Intercompany sales	-	-	-	-	-
Gross profit (loss)	181,770	32,910	6,577	-	221,257
Net income (loss)	(170,195)	25,290	(11,353)	-	(156,258)
Three months ended March 31, 2011
Sales	$378,513	$200,000	$16,987	$-	$595,500
Intercompany sales	-	225,000	-	(225,000)	-
Gross profit (loss)	170,724	425,000	(30,649)	(225,000)	340,075
Net income (loss)	(133,568)	376,529	(596,072)	-	(353,111)
* Represents gift card breakage revenue.

NOTE 13 – RELATED PARTY TRANSACTIONS

Related party management services agreements:

During the year ended December 31, 2011, the Company entered into three management services agreements with companies in which the Company’s CEO began serving on the board of directors of each of these companies.  These management services agreements are for a one-year term, provide for a fixed monthly fee to be paid in cash, and are cancellable by either party pursuant to the terms of the contracts.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock of each of these companies (Note 5).  On October, 9, 2011, one of the related party management services agreements was terminated, and the Company’s CEO resigned from the board of directors of that company.  The related party accounts receivable balance represents the management fee due at March 31, 2012.

On March 1, 2012, the Company entered into a new management services agreement with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”).  This agreement is for an initial 24 month term unless terminated by either party.  The company is to pay AMMS a monthly fee equal to $27,500 cash per month.  The Company also received a warrant to purchase 1,000,000 common shares of HOJ exercisable for $10,000, which is accounted for as a related party transaction.  The Company’s CEO began serving on the board of directors of this company at the start of the management services agreement on March 1, 2012. See Note 14 regarding a binding letter of intent with the Company and HOJ.

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

ACCREDITED MEMBERS HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012

NOTE 14 – SUBSEQUENT EVENTS

On April 10, 2012, the Company entered into a binding letter of intent (the “LOI”) with HOJ, whereby the Company is to acquire HOJ in a reverse triangular merger (the “Acquisition”). Upon closing the transaction, the Company is to issue a total number of common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that they would own approximately 69% of the combined company. The current shareholders of the Company would own approximately 31% of the combined company after the closing of the transaction.  The LOI further provides that, as a second step in the transaction, within five business days of the closing of the Acquisition, the Company is to sell to Accredited Members Acquisition Corporation (“Buyer” or “AMAC”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).   Buyer is a private Colorado corporation controlled by the Company’s two directors, JW Roth and David Lavigne.  Buyer is to pay $10,000 and assume all liabilities related to the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company. Following the transaction, AMHC common shareholders are eligible to participate in an AMAC offering of its non-voting common stock. The offering allows each AMHC shareholder to purchase a number of shares of AMAC equal to their original ownership of AMHC at $0.0005 a share.

The closing of these transactions is subject to certain contingencies, including the negotiation of definitive agreements for both the Acquisition and the Sale, the absence of any material adverse change through the closing date in the businesses of the Company and HOJ, respectively, and approval by the shareholders of the Company with respect to the various transactions. Additionally, the Company’s shareholders will be asked to approve amendments to the Company’s articles of incorporation to increase its authorized capital and to effect a name change if the Acquisition occurs.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s website, the prospects for selling advertising on the website and new visitors and visitor page views related to advertising agreements, the Company’s anticipated growth potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2011.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

Accredited Members Holding Corporation (“the “Company”) is a Colorado corporation that was formed under Colorado law on December 1, 2005.  Until February 24, 2010, the Company was not involved in active business operations and instead sought to engage in the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.  In February 2010 the Company acquired Accredited Members, Inc. (“AMI”) through a merger transaction (the “AMI Merger”) and began conducting its operations through AMI.  The Company’s name was Across America Real Estate Exchange (“Across America”) until May 11, 2010, when it was changed to Accredited Members Holding Corporation.

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

●
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

●
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

●
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

●
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

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences and management services contracts.  During 2011, AMI hosted four investment conferences; AMI plans to host up to three investment conferences in 2012.  Going forward, AMI hopes to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report and other membership opportunities.

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

On March 1, 2012, AMMS entered into a new management services agreement with a company.  This agreement is for an initial 24 month term unless terminated by either party.  The company is to pay AMMS a monthly fee equal to $27,500 cash per month; however, this fee was amended and is not due to AMMS until the company obtains $500,000 in outside capital.  AMMS received one stock warrant to purchase 1,000,000 common shares exercisable for $10,000 in the company, which will be accounted for as a related party transaction.  The AMMS CEO began serving on the board of directors of this company at the start of the management services agreement on March 1, 2012.

The Company hopes to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It’s the Company’s intent to have these management services compliment the AMI products.

Results of Operations

The financial statements reflect the results of the Company’s operations on a consolidated basis.  The Company has conducted its operations through its subsidiaries, AMI, WWPP, and since June 2011, AMMS.  The Company’s operations have generally grown as the Company has expanded its client base and has begun to offer additional services to its clients.  Although the Company’s increased operations have resulted in greater revenues for the Company, the Company’s costs of operations have also grown.  However, the Company is optimistic that its results of operations will improve throughout the remainder of its 2012 fiscal year as a result of new promotional activities we have, and plan to, engage in.  Moreover, we hope to both further develop and grow our operations through AMI and AMMS; primarily by continuing to grow our client base and market awareness, as well as offering new services through AMI.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations.

Revenues

During the three months ended March 31, 2012, the Company generated approximately $445,900 in net revenue compared to $595,500 in net revenue in the prior year. These revenues were primarily generated by AMI through issuer profile clients and the investment conferences hosted by AMI during the first quarter of 2012.   Conference revenues were down from the prior year due to  a reduction in sales of annual customer contracts per each conference.  The decrease in conference revenue was offset by the expansion of AMMS.  To date, the Company (through AMI) has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  During the three months ended March 31, 2012, the Company generated $162,641 in “Related Party” management fees.

Of the Company’s three primary business segments, during 2012 and 2011 the Company’s revenues were largely generated through Investment Services provided by AMI.

	Investment Services	Management Services	Premium Meat Products

Three months ended March 31, 2012	$276,321	$162,641	$6,969*

Three months ended March 31, 2011	$378,500	$200,000	$17,000

*Gift card breakage revenue

Of the revenues generated by AMI and AMMS, approximately 74% were generated through conference revenue, memberships, magazine, and issuer profiles; 24% were generated through management services.  The Company is optimistic that revenues generated by and through AMI and AMMS will grow during fiscal 2012 and beyond as it continues to take measures to increase issuer profile clients and memberships.  However, AMI expects its general and administrative costs to increase as it continues to try to grow and promote its business.  The Company does not anticipate any sales through WWPP during fiscal 2012 as it will continue to look at viable options for a retail partner.

Many of the Company’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, most of the revenues the Company will ultimately recognize will first be recorded as deferred revenue.  As the Company delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below. For WWPP, there was approximately $7,000 of deferred revenue liability recognized for the three months ended March 31, 2012.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date.  The liability will be reduced upon the expiration of those gift cards in future periods and redemption of these gift cards is not possible due to the of halt of online sales during 2012.

Cost of Revenue

For the three months ended March 31, 2012 and 2011, the Company’s cost of revenue was $224,674 compared to $255,425 in the prior year.  The decrease in cost of revenue was primarily attributable to the decrease in WWPP’s cost of revenue of approximately $400 in 2012 compared to $47,600 in 2011.  These expenses included cost of products and packaging of the meat products when sold.  With the formation of AMMS in mid-2011, the costs associated with the related party management services agreements were $0 for the three months ended March 31, 2011 compared to $122,231 for the same period in 2012.  The costs included salaries to service the management service agreements.  The cost of revenue decreased for investment and management services to $102,051 for the three months ended March 31, 2012 compared to $207,789 in the three months ended March 31, 2011.  The main driver of this component is a reduction in the per conference cost by selecting less expensive venues.

Operating Expenses

For the three months ended March 31, 2012, the Company’s operating expenses were $342,919 compared to $886,522 in the prior year.  Significant expenditures were made in both periods in order to market products and services to prospective Company clients.  The Company’s largest operating expense during the three months ended March 31, 2012 was its general and administrative expenses totaling approximately $228,500 compared to $603,700 for the same period in 2011.  The decrease in general and administrative costs is due to a lack of turn-over in executive level staff in the current year and the allocation of salaries to cost of sales related to the expansion of AMMS.   These expenses primarily included recurring corporate costs (such as payroll and related expenses), as well as expenditures related to the initiation of the AMMS business component.  General and administrative and selling and marketing expenses for the three months ended March 31, 2012 and 2011, also included approximately $17,248 and $45,800 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $114,400 in selling and marketing expenses during the quarter ended March 31, 2012 compared to $282,800 for the quarter ended March 31, 2011, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its publication, as well as the promotion of Pat Boone All-American meats.  The decrease is due to the cessation of on-line sales of Pat Boone meats.The Company expects to incur general and administrative expenses going forward as it grows its operations, and incorporates and implements the AMI issuer, memberships and management business components.  The Company anticipates that the net loss may continue due to the overall expansion of AMI and AMMS.

Other income (expense)

For the three months ended March 31, 2012, the Company recognized other expense of approximately $34,600 compared to other income of $193,300 in the prior year.  The decrease in other income was primarily due to the $161,800 gain in 2011 on WWPP’s derivative liability compared to $0 in the three months ended March 31, 2012 as the fair value was estimated of the contingent conversion feature is zero.

Liquidity and Capital Resources

The Company’s consolidated financial statements for the three months ended March 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

As of March 31, 2012, the Company had working capital deficit of approximately $478,800 and had $135,700 of cash and cash equivalents, which represents a 29% decrease in cash and cash equivalents from March 31, 2011.

In large part, the increase in the Company’s current assets on March 31, 2012 when compared to December 31, 2011 was the result of an increase in accounts receivable for AMI as an increase in annual agreements were put in place and for AMMS as additional invoices for related party management services were outstanding.  In 2011, the Company has more short-term, non-annualized agreements in place for AMI and less AMMS related party receivables outstanding.

When the Company accepts equity based consideration, it typically accepts such consideration in the form of restricted stock and generally does so from issuers for which there is a public market for their securities (or which the Company expects there to be a public market in the near future), and although the Company’s holdings are subject to certain restrictions (including defined hold periods), it is reasonably expected that these securities will be realized in cash within one year.  At times, the Company has elected to receive compensation in the form of equity compensation in an attempt to ensure it secures payment, to diversify its sources of revenues, and potentially permit the Company to realize additional value through appreciation of these securities (although at times the market value of the securities accepted by the Company have at times decreased).  However, when the Company accepts securities it potentially subjects itself to a weaker liquidity position as well as to risks associated with holding securities (including potential declines in market value and a lack of liquidity).  Although the Company has accepted equity-based consideration from certain of its clients, it is not principally engaged in the business of investing, reinvesting, owning, holding, or trading in securities.  The reclassification during the year ended December 31, 2011, was the result of certain marketable securities used as collateral for promissory notes.

As of March 31, 2012, the Company had an accumulated deficit of approximately $7,725,582.  Although AMI   generated revenues through the AMI Site and investment conferences, in large part it has funded its operations through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the period ended March 31, 2012, the Company did not close on any private placement transaction through the sale of its equity securities compared to the period ended December 31, 2011, the Company closed on $982,000.  The Company may continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended, December 31, 2011, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

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

Current Liabilities; Deferred Revenue

The Company’s deferred revenue liability as of March 31, 2012, is $384,751 compared to $349,006 as of December 31, 2011.  The slight decrease in deferred revenue during 2012 was due to the slight decrease in overall revenues for the first quarter of 2012 compared to the same period in 2011.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the Site and the ability to participate in conferences. Deferred revenue is primarily due to the Company entering into agreements and collecting cash and equity compensation during the year, but which the Company has not fully delivered all purchased services.  The Company expects to fully deliver such services within one year.

During the quarter ended March 31, 2012, the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $324,675 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services described in the agreements are performed by the Company.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

Operating Activities

Net cash used in operating activities was approximately $195,200 for the first three months of 2012, as compared to net cash used in operating activities of approximately $800,200 for the same period in 2011. The decrease in net cash used in operating activities in 2012 (compared to 2011) was primarily due to: (i) the increase in net income for the 2012 period, as compared to the 2011 period, and (ii) increases in prepaid expenses, accounts payable, accrued expenses, deferred revenue, as well as the expansion of the business and addition of operation segments, as compared to the 2011 period.

Investing Activities

Net cash provided by investing activities in 2012 was $0, as compared to net cash provided by investing activities of approximately $116 for the same period in 2011. Net cash provided by investing activities in 2011 was primarily the result of cash received from the sale of investments of $39,000, which was offset by cash used of $9,000 for purchases of property and equipment and cash used for the purchase of debt and equity securities of $30,000.

Financing Activities

Net cash provided by financing activities for the first three months of 2012 was approximately $10,000, compared to approximately $750,000 in the same period in 2011.  Cash provided by financing activities in 2012 was due from the issuance of promissory notes for $10,000 as compared to $0 for the same period in 2011.  In 2011, the Company generated $720,000 from the issuance of common stock and $30,000 from the sale of WWPP stock; no stock or assets were sold by the Company in the three months ended March 31, 2012.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

Business Combinations

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the three months ended March 31, 2012, from those contained in the Company’s 2011 Annual Report on Form 10-K.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, " Presentation of Comprehensive Income " ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, " Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income " ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the presentation of the Company’s consolidated statement of operations and comprehensive loss.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2011, the Company initiated an offering of up to $250,000 or 12% secured promissory notes which mature on October 3, 2014.  Each subscriber is to receive a warrant to purchase shares of the Company's common stock at $.40 per share.  As of March 31, 2012, the Company sold notes with a face value of $10,000 for cash.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
3.1.1	Articles of Incorporation (3)
3.1.2	Amendment to Articles of Incororation (4)
3.1.3	Amendment to the Articles of Incorporation (5)
3.2	Bylaws (6)
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Executive Officer).
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (David Lavigne, Chief Financial Officer).
32.1 *	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Executive Officer).
32.2 *	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (David Lavigne, Chief Financial Officer).
101 *	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

(3) Incorporated by reference from Form SB-2 Registration Statement, January 29, 2007.
(4) Incorporated by reference from Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.
(5) Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
(6) Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.

*  Filed herewith

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ACCREDITED MEMBERS HOLDING CORPORATION
Date: May 15, 2012	By:	/s/ David Lavigne
Chief Financial Officer

Date: May 15, 2012	By:	/s/ J.W. Roth
Chief Executive Officer