Form 10-Q
period 2012-06-30
Hangover Joe's Holding Corp
filed 2012-08-14
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-525-33

HANGOVER JOES HOLDING CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 N. Cascade Avenue, Suite 1400
Colorado Springs, CO 80903
(Address of principal executive offices)

719-265-5821
Telephone number, including
Area code

ACCREDITED MEMBERS HOLDING CORPORATION
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

There were 120,322,628 shares of the issuer's common stock, par value $0.001, outstanding as of August 14, 2012.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$152,038	$320,971
Accounts receivable, net	142,861	35,423
Related party receivable, net	65,500	67,083
Prepaid expenses and other	59,318	70,570
Investment in marketable securities	73,462	113,631
Investment in debt securities	30,000	30,000
Total current assets	523,179	637,678

Property and equipment, net	116,068	147,629
Intangible asset	12,500	12,500
Cost investments	609,672	609,672
Investment in marketable securities	294,403	496,530
Investment in debt securities	25,000	25,000
Investment in warrants, including related party warrants of
$30,641 at June 30, 2012 and $15,000 at December 31, 2011	38,490	99,501
Deposits and other assets	6,294	6,294
	1,102,427	1,397,126
Total assets	$1,625,606	$2,034,804

Liabilities
Current liabilities:
Accounts payable	$508,266	$497,570
Related party payable	25,000	25,000
Accrued expenses	155,666	99,032
Deferred revenue	304,031	349,006
Total current liabilities	992,963	970,608
Notes payable:
Related parties	188,158	196,655
Other	619,905	712,214
Deferred rent liability	23,107	24,523
Derivative liability	77,000	77,000
	908,170	1,010,392
Total liabilities	1,901,133	1,981,000

Equity (Deficit)
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; authorized shares - 425,000
Series A; issued and outstanding shares - 89,168 (2012)
and 385,143 (2011)	321,081	1,386,983
Common stock; $0.001 par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 38,107,801 and 36,807,801
(2012) and 35,746,531 and 34,446,531 (2011)	36,807	34,446
Additional paid-in capital	7,099,772	6,014,763
Other comprehensive income	56,002	274,548
Accumulated deficit	(7,701,612)	(7,569,761)
Total AMHC shareholders' equity (deficit)	(187,950)	140,979
Noncontrolling interest	(87,577)	(87,175)
Total equity (deficit)	(275,527)	53,804
Total liabilities and equity (deficit)	$1,625,606	$2,034,804

 See notes to unaudited condensed consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended			Six months ended
	June 30,			June 30,
	2012		2011	2012		2011

Revenue, net:
Investment and management services		$260,172	$402,975		$536,492	$981,488
Management services - related party		207,000	-		369,641	-
Premium meat products		-	17,990		6,969	34,978
Total net revenue		467,172	420,965		913,102	1,016,466
Cost of revenue:
Investment and management services		99,377	181,822		201,427	389,611
Management services - related party		125,368	-		247,599	-
Premium meat products		-	88,764		392	136,400
Total cost of revenue		224,745	270,586		449,418	526,011
Gross profit		242,427	150,379		463,684	490,455
Operating expenses:
General and administrative		202,201	529,910		432,421	1,133,293
Selling and marketing		18,030	462,430		132,397	745,572
Total operating expenses		220,231	992,340		564,818	1,878,865
Operating income (loss)		22,196	(841,961)		(101,134)	(1,388,410)
Other income (expense):
Interest expense:
Related parties		(6,536)	(3,627)		(13,291)	(6,127)
Other		(28,364)	(6,029)		(58,088)	(8,529)
Gain on derivative liability		-	348,162		-	509,962
(Loss) Gain on value of warrants		(2,353)	(1,685)		(19)	17,393
Impairment of marketable securities		-	(142,650)		-	(142,650)
Gain on sale of marketable securities, net		37,847	7,469		37,847	22,470
Other income, net		1,215	7		2,432	2,464
		1,809	201,647		(31,119)	394,983
Net income (loss)		$24,005	$(640,314)		$(132,253)	$(993,427)

Net income (loss) attributable to noncontrolling interest		$35	$(4,957)		$(402)	$(5,547)

Net income (loss) attributable to AMHC		23,970	(635,357)		(131,851)	(987,880)

Net income (loss)		24,005	(640,314)		(132,253)	(993,427)

Other comprehensive income (loss):
Unrealized gain (loss) from available for sale securities		(168,225)	66,059		(218,546)	242,327

Comprehensive loss		$(144,220)	$(574,255)		$(350,799)	$(751,100)

Comprehensive income (loss) attributable to noncontrolling interest		$35	$(4,957)		$(402)	$(5,547)

Comprehensive loss attributable to AMHC		$(144,255)	$(569,298)		$(350,397)	$(745,553)

Net income (loss) per share - basic and diluted	$	*	$(0.02)	$	*	$(0.03)

Weighted average number of common shares
outstanding - basic		35,824,853	32,835,090		35,135,691	32,443,318
- diluted		41,660,611	32,835,090		35,135,691	32,443,318

* less than $0.01 per share

See notes to unaudited condensed consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Other comprehensive income	Non- controlling
	Shares	Amount	Shares	Amount	capital	deficit	(loss)	interest	Total
Balance, January 1, 2012	34,446,531	$34,446	385,143	$1,386,983	$6,014,763	$(7,569,761)	$274,548	$(87,175)	$53,804
Share-based compensation					21,468				21,468
Conversion of preferred to common stock	2,361,270	2,361	(295,975)	(1,065,902)	1,063,541				-
Net loss						(131,851)		(402)	(132,253)
Other comprehensive loss:
Unrealized loss on available for sale securities							(123,809)		(123,809)
Reclassification adjustments for gains included in net income							(94,737)		(94,737)
Comprehensive loss									(350,799)
Balance, June 30, 2012	36,807,801	$36,807	89,168	$321,081	$7,099,772	$(7,701,612)	$56,002	$(87,577)	$(275,527)

See notes to unaudited condensed consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(132,253)	$(993,427)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	31,561	54,519
Amortization of debt discount	17,164	1,840
Stock-based compensation expense	21,468	91,125
Gain on sale of marketable securities, net	(37,847)	(18,407)
Gain on conversion of debt security to marketable security	-	(5,760)
Impairment on marketable securities	-	142,650
Gain (loss) on value of derivative warrants	19	(14,922)
Gain on value of derivative liabilities	-	(509,962)
Bad debt expense	2,000	5,000
Accretion of discount on debt securities	-	(948)
Changes in operating assets and liabilities:
Accounts receivable, including related party	(107,855)	125,625
Prepaid expenses and other	11,252	(29,271)
Inventory	-	(17,046)
Accounts payable	10,696	230,805
Accrued expenses, including related party	56,634	(170,430)
Deferred revenue	(60,616)	(327,175)
Deferred rent liability	(1,416)	3,560
Net cash used in operating activities	(189,193)	(1,432,224)
Cash flows from investing activities
Purchase of debt securities	-	(30,000)
Sale of investment securities	138,230	70,306
Purchase of property and equipment	-	(11,812)
Net cash provided by investing activities	138,230	28,494
Cash flows from financing activities
Proceeds from issuance of notes payable	10,000	417,500
Repayment on principal of notes payable	(127,970)	-
Proceeds from issuance of common stock	-	757,000
Sale of subsidiary common stock	-	110,000
Net cash (used in) provided by financing activities	(117,970)	1,284,500
Net decrease in cash	(168,933)	(119,230)
Cash, beginning	320,971	511,626
Cash, ending	$152,038	$392,396
Supplemental disclosure of cash flow information
Cash paid for interest	$54,076	$5,545
Supplemental disclosure of non-cash investing and financing activities
Investments received in lieu of cash	$15,641	$142,000
Conversion of debt investments to marketable securities	$-	$19,607
Conversion of warrant to marketable securities	$76,633	$-
Conversion of preferred stock to common stock	$1,065,902	$-

See notes to unaudited condensed consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 1 – ORGANIZATION, RECENT EVENTS AND MANAGEMENT’S PLANS

Organization and recent events:

Accredited Members Holding Corporation (“AMHC” or the “Company”) is headquartered in Colorado Springs, Colorado. Through July 25, 2012, the Company operated through its subsidiary corporations, Accredited Members, Inc. (“AMI”), World Wide Premium Packers, Inc. (“WWPP”) and AMHC Managed Services (“AMMS”).

As disclosed in a Form 8-K filed with the SEC on July 30, 2012, the Company, on July 25, 2012, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby the Company would acquire HOJ in a reverse triangular merger (the “Acquisition”).  On July 25, 2012, the parties closed the Acquisition and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day.  Upon closing the Acquisition, the Company issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ own approximately 69% of the Company (Note 14).  The shareholders of the Company prior to the Acquisition now own approximately 31% of the Company.  As a result of the Acquisition on July 25, 2012, the Company changed its name to Hangover Joe’s Holding Corporation.

The Merger Agreement further provided that, within five business days after the closing of the Acquisition the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by the Company’s two directors, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  Buyer paid $10,000 and assumed all liabilities of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

AMI is primarily a publisher of investment-related research and information regarding microcap companies, which it provides through various channels including its website, print media, and investment conferences.   As part of its services, AMI provides an online social networking website intended for high net-worth investors (www.accreditedmembers.com), as well as certain services to corporate or issuer clients (referred to herein as “Profiles”) – representing multiple types of investor-related services (including web articles, press releases and research).  As a primary component of its services, AMI hosts multiple investment conferences each year that are intended for individuals and companies to identify and build relationships and build awareness of their business plans and operations.  AMI also provides institutional and individual investors with proprietary research on “microcap” and “small-cap” companies (companies with a market capitalization less than $300 million), and AMI sells business valuation reports that it prepares for customers. AMI’s services are generally sold in the form of customer memberships, which typically have terms of 30 days up to one year.  Beginning in the second quarter 2010, AMI began providing management services to third parties, including chief financial officer functions on a fixed-contract basis.  In June 2011, the Company formed AMMS.  All management services projects were transferred to AMMS from AMI in connection with the formation.  Beginning in the quarter ended September 30, 2011, AMMS also began providing management services to certain related party companies.

HOJ is a Colorado corporation formed on March 5, 2012.  HOJ was formed for the purpose of acquiring all of the assets of both Hangover Joe’s Products LLC (the “LLC”) and Hangover Joe’s Joint Venture (the “JV”).  The LLC had conducted operations through the JV, with the owner of the LLC being the same owners and control persons of the JV. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the character names, costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, which expires January 31, 2013.  HOJ has registered the trademark “Hangover Joe’s Get Up & Go” with the United States Patent and Trademark Office.  HOJ’s principal product is the Hangover Joe’s Recovery Shot.  HOJ is actively seeking to expand the distribution of its product, the Hangover Joe’s Recovery Shot, and has recently entered into distribution agreements to expand its reach to Australia, New Zealand and Canada.

 HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 1 – ORGANIZATION, RECENT EVENTS AND MANAGEMENT’S PLANS (CONTINUED)

The Company, through its subsidiaries described above, had three reporting segments through July 25, 2012: Investment Services and Management Services, provided through AMI and AMMS, and Premium Meat Products, provided through WWPP.

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

Management’s plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported net income of approximately $24,000 and a net loss of approximately $132,300 for the three and six months ended June 30, 2012, has a working capital deficiency of approximately $469,800, and has an accumulated deficit of approximately $7.7 million at June 30, 2012. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the report of the Independent Registered Public Accounting Firm on the 2011 financial statements of HOJ (which are included in a Form 8-K filed by the Company on July 30, 2012) included a going concern explanatory paragraph expressing substantial doubt about HOJ’s ability to continue as a going concern. HOJ reported a net loss of approximately $256,700 for the year ended December 31, 2011, and a working capital deficiency and accumulated deficit of approximately $150,300 and $318,500, respectively, at December 31, 2011.  HOJ has a limited operating history, and HOJ cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about HOJ’s ability to continue as a going concern. Management’s plans for 2012 include steps to increase profitability with new distribution deals in Australia, New Zealand and Canada.  In addition, on March 14, 2012, HOJ initiated a $1.5 million offering of common stock to accredited investors at $1.00 per share.  Through May 2012, HOJ raised $500,000.   On June 14, 2012, HOJ initiated a $500,000 offering of common stock to accredited investors at $2.00 per share.  Through July 25, 2012, HOJ raised $210,000.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

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

Four customers comprise approximately 47% of trade accounts receivable at June 30, 2012; these individual customer balances represent approximately 14%, 12%, 11%, and 10% of the total trade accounts receivable.  Five customers comprise approximately 91% of the trade accounts receivable at December 31, 2011; these individual customer balances represent approximately 29%, 23%, 17%, 11%, and 11% of the total trade accounts receivable. Two customers comprise substantially all of the related party accounts receivable at June 30, 2012; these individual accounts represent approximately 77% and 23% of the total related party accounts receivable. Two customers comprise substantially all of the related party accounts receivable at December 31, 2011; these individual customer balance represent approximately 52% and 40% of the total related party accounts receivable. One individual customer accounted for 24% of net revenues for the three and six months ended June 30, 2012, respectively, while one individual customer accounted for 18% and 15% of net revenues for the three and six months ended June 30, 2011.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $11,000, and $56,900, respectively.

 HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

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

Debt securities and derivative warrants:

In 2010, the Company purchased convertible promissory notes and warrants to purchase common stock of two publicly-traded companies. The convertible promissory notes are classified as available-for-sale debt securities and were valued using a recurring market-based method which approximates fair value by using the amortized cost basis of the promissory notes, with the discount being accreted to interest income over the respective terms of the notes.  One of the warrants was converted to stock during the six months ended June 30, 2012 (Note 5).  In 2011, the Company purchased two convertible promissory notes in two private companies.  The convertible promissory notes are accounted for as cost method investments as there is no public market in their securities and there is no active trading market for these investments.

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

Financial instruments:

At June 30, 2012, the carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their short duration. Convertible notes payable to unrelated parties approximate their fair values based on current market rate information.   The fair value of the derivative liability was determined using a probability-weighted discounted cash flow model.  The fair value of receivables and notes payable to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.  The fair value of cost investments are not practicable to estimate, as quoted market prices are not available, and the Company has not yet obtained or developed a valuation model necessary to estimate fair value.

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

 HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments (continued):

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair value measurement as of
	June 30, 2012
	Level 1	Level 2	Level 3
Cash	$152,038	$-	$-
Investment in marketable securities	367,865	-	-
Investment in debt securities	-	-	55,000
Investment in warrants	-	-	38,490
Derivative liability	-	-	(77,000)

	Fair value measurement as of
	December 31, 2011
	Level 1	Level 2	Level 3
Cash	$320,971	$-	$-
Investment in marketable securities	610,161	-	-
Investment in debt securities	-	-	55,000
Investment in warrants	-	-	99,501
Derivative liability	-	-	(77,000)

Level 3 recurring fair value measurements represent the Company’s investment in debt securities, warrants (Note 5) and the derivative liability (Note 6).  The change in carrying value of the Company’s level 3 fair value measurements is as follows:

	Investment	Investment
	in Debt	in	Derivative
	Securities	Warrants	Liability
Fair value at January 1, 2012	$55,000	$99,501	$(77,000)
Receipt of warrant from a customer	-	15,641	-
Conversion of warrant to marketable securities	-	(76,633)	-
Change in fair value		(19)	-
Fair value at June 30, 2012	$55,000	$38,490	$(77,000)

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

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

AMI membership service contracts typically consist of multiple deliverables which include web-based services over the membership term, advertising space in the Company’s magazine publications, and participation in conferences and conference presentations.  The Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is based on each element's price sold on a stand-alone basis. Revenue is recognized once products are delivered, services are provided or over the term of the contract.  For valuation products that are sold to customers, such as valuation reports, revenues are recorded upon delivery and acceptance of the product to the customer. Management services revenue is recognized as services are provided, once collectability is reasonably assured.  Deferred revenue represents contractual billings in excess of revenue recognized.

The Company records revenues from such sales of third-party advertising slots in accordance with Principal Agent Considerations within the Revenue Recognition Topic of the FASB Accounting Standards Codification. The Company evaluates these sales on a case-by-case basis to determine whether the transaction should be recorded gross or net, including but not limited to assessing whether or not the Company (1) acts as principal in the transaction, (2) has the risks and rewards of the transaction, such as the risk of loss for collection, and (3) acts as an agent or broker with compensation on a commission or fee basis. Accordingly, sales of third-party advertising slots are typically recorded on a net basis.  Expenses of $3,750 and $38,725 were recognized for third parties for their advertising slots during the three months ended June 30, 2012 and 2011, respectively.

From November 2010 through August 17, 2011, WWPP derived revenue from the sale of premium meat products to consumers through its website, and WWPP recorded revenue upon delivery of the product to the consumer.  Product returns were not significant and WWPP also sold gift cards. The liability is relieved and net revenue is recorded upon redemption by the consumer. These gift cards were to be used to purchase premium meat products, and the gift cards were expected to be redeemed within one year of issuance. With the shift in business plan in the third quarter 2011, the gift cards are not currently redeemable but may be redeemable in the future, should WWPP be able to take the business into retail space (of which there is no guaranty) before the expiration of the gift cards. WWPP recognized approximately $0 and $7,000 of revenue in the three and six months ended June 30, 2012 as a result of the expiration of gift cards.  The gift card liability recorded at June 30, 2012 is $0.  Management believes WWPP is not subject to applicable escheat laws as the gift cards have a specific expiration date.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt and preferred stock aggregating 5,835,747 and 8,943,694 as of June 30, 2012, and June 30, 2011, respectively, have been excluded from the calculation of diluted net loss per common share.

Advertising:

Advertising costs are charged to expense when incurred. Advertising costs for the three and six months ended June 30, 2012 and 2011, were approximately $1,300, $94,970, $378,200 and $590,600, respectively.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2012

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, property and equipment consists of the following:

	June 30,	December 31,
	2012	2011

Website development	$229,566	$229,566
Furniture and fixtures	25,265	25,265
Equipment	30,024	30,024
	284,855	284,855
Less accumulated depreciation and amortization	(168,787)	(137,226)
	$116,068	$147,629

Depreciation and amortization expense on property and equipment for the three and six months ended June 30, 2012 and 2011 was $15,780, $31,560, $27,500 and $54,500, respectively.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2012

NOTE 4 – INTANGIBLE ASSET

At June 30, 2012 and December 31, 2011, the Company’s intangible asset consists of a license agreement with Pat Boone, which was acquired in the WWPP acquisition. The license agreement with Pat Boone grants WWPP a perpetual, worldwide license to use Mr. Boone’s name and likeness in connection with the Company’s marketing and sale of premium meats.  The carrying value of this license is approximately $12,500 at June 30, 2012 and December 31, 2011.

NOTE 5 – INVESTMENTS

Investment in marketable securities:

Investment in marketable securities consists of shares of common stock of 18 unrelated companies that are traded on an exchange or the OTC-bulletin board.  The cost, gross unrealized holding gains and losses, and fair value of these available-for-sale securities as of June 30, 2012 and December 31, 2011, are as follows:

	As of June 30, 2012
		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$403,859	$124,491	$(160,485)	$367,865

	As of December 31, 2011
		Gross unrealized holding		Fair
	Cost	Gains	Losses	value
Available for sale:
Marketable securities	$427,859	$216,600	$(34,298)	$610,161

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

During the six months ended June 30, 2012, the Company did not recognize an other-than-temporary impairment of marketable securities and there were no sales of marketable securities.  The sale of marketable securities for the six months ended June 30, 2012, resulted in realized gains of $94,737 and realized losses of $56,890.  During the six months ended June 30, 2011, the Company recognized an other-than-temporary impairment of two marketable securities by reclassifying approximately $142,700 from other comprehensive loss (a component of equity) to the statement of operations.

During the three and six months ended June 30, 2012, a net unrealized loss of $168,225 and $123,809 was recorded due to an decrease in fair value of certain marketable securities in “microcap” and “small-cap” companies. There are no securities that have been in an unrealized loss position for greater than one year.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 5 – INVESTMENTS (CONTINUED)

Cost method investments:

As of June 30, 2012, the carrying value of the Company's cost method investments was $609,672, which consists of investments in six different companies.  The Company's cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or for when an event of change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

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

The fair value of the cost method investments was considered impracticable to estimate without incurring excessive costs relative to the materiality of the investment.  The impracticability in developing such an estimate is due to insufficient information necessary to prepare a valuation model to determine fair value. There were no events or changes in circumstances identified that could have had a significant adverse effect on the fair value of these investments.  As of June 30, 2012, no impairment was identified.

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

The Company has recorded warrants to purchase up to 12,500 shares of common stock exercisable at $6.00 per share of one company, and warrants to purchase up to 62,500 shares of restricted common stock of the other company exercisable at $0.50 per share. The warrants are exercisable immediately and have a term of five years. The warrants were recorded at their estimated fair value on the date of purchase. The fair value of the warrants will fluctuate primarily in relation to the value of the publicly-traded companies’ underlying securities, either providing an appreciation in value or potentially expiring with no value. The Company converted the warrant for 62,500 shares into 53,415 shares in a cashless exercise in accordance with the warrant agreement during the six months ended June 30, 2012.  These shares are reflected in the marketable securities.  The fair value of the remaining warrants is estimated to be approximately $7,848 as of June 30, 2012.

During the year ended December 31, 2011, the Company entered into three managed services agreements with three separate companies (Note 13). These companies are considered to be related parties, as the Company’s CEO was appointed to the board of directors of each of these companies at the date of these agreements.  The Company receives a fixed monthly fee in cash.  At the inception of the agreements, the Company also received warrants to purchase shares of common stock in each of these companies. The first warrant received was for the Company to purchase up to 250,000 common shares at $0.01 per share.  For the second warrant, the Company may purchase up to 500,000 common shares exercisable at $0.01 per share.  For the third warrant, the Company may purchase 500,000 common shares at $0.0005 per share. As of March 31, 2012, the Company entered into a managed service agreement with HOJ.  The Company received a warrant to purchase up to 1,000,000 shares of HOJ’s common stock at $0.01 per share.  This warrant was cancelled subsequent to June 30, 2012.  During the three months ended June 30, 2012 the Company entered into two managed service agreements with separate private companies, with one being considered a related party.  In regards to the related party managed services agreement, the Company is to receive a fixed monthly fee in cash and 5% of the company in the form of a warrant. For the additional managed service agreement, the Company is to receive cash payments in three tranches with the first payment received prior to June 30, 2012, with the following two payments due in the third quarter of 2012.  Once the deliverables are completed in this managed services agreement, the Company will receive 5% of the company in the form of a warrant.

Each of these warrants is from privately-held companies for which there is no liquidity mechanism and no historical financial information to predict further performance.  The Company valued the warrants based in part on the estimated value of the services provided over the term of the agreements.  The value of the three warrants from 2011was determined to be $15,000.  The value of the warrant from the agreement entered into in the first quarter of 2012 is determined to be approximately $10,600.  The value of the warrant from the agreement entered into in the second quarter of 2012 is determined to be approximately $5,000.  Revenues associated with the receipt of the warrants are deferred and recognized over the term of the managed service agreements.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 6 – DERIVATIVE LIABILITIES

The Company follows the guidance found in Codification topic, ASC 815-40, “Derivative and Hedging, Contracts in Entity’s Own Equity”, This topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in equity in the balance sheet would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and able to qualify for the scope exception. The Company determined the Series A preferred stock issued for the acquisition of WWPP contained an embedded conversion feature that requires liability classification.  Liability classification is required because these conversion provisions are not indexed to the Company’s own stock. The fair value of the embedded conversion feature at December 31, 2011, was $0. The Company uses a probability-weighted discounted cash flow model to calculate fair value of its derivative liability.  Key assumptions used to apply this model included consideration of the term of the conversion option, the fair value of the Company’s common stock, the probability of achieving WWPP earnings thresholds, and a discount rate. Due to the cessation of on-line sales, it was determined that the probability of the contingent consideration was reduced to zero, which resulted in the estimated fair value of $0 at June 30, 2012 and December 31, 2011.

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

The Company allocated the proceeds from the issuance of notes payable and the Additional Sum based on the fair value of the instruments on the date of sale.  The fair value of the Additional Sum is estimated using a probability weighted discounted cash flow model.  The fair value of the liability at the date of sale was $77,000. The Company determined that there was no significant change in the fair value of the embedded feature from the date of the sale of the promissory notes at June 30, 2012.

NOTE 7 – NOTES PAYABLE

Convertible notes:

As of June 30, 2012, convertible notes that were originally issued in 2009 with an aggregate face amount of $200,000 are outstanding. These notes bear interest at 10% per annum, they are unsecured, and their maturity dates are in 2014. By their original terms, principal and interest are convertible at any time by the holder into shares of the Company’s common stock at $0.30 per share if the conversion is effected prior to the close of the third consecutive calendar month in which the Company is cash-flow positive, as defined; or, $0.60 per share if the conversion is effected after the close of the third consecutive calendar month in which the Company is cash-flow positive.

Promissory notes:

Beginning in April 2011, the Company began selling 12% secured promissory notes (“the Notes”) in principal increments of $25,000.  For the year ended December 31, 2011, the Company sold notes with a face amount of $770,000 for cash.  These notes bear interest at 12% per annum with a maturity date of April 15, 2014.  The Notes are collateralized by certain investment securities, as defined, (the “Collateral”) held by the Company as of April 18, 2011. In addition to the principal and interest due under the Notes, the lenders are entitled to receive an amount equal to 10% of the original principal amount of each Note (the “Additional Sum”), provided that the proceeds of the Collateral are sufficient to cover the principal and interest due under the Notes. The Company is not obligated to liquidate the Collateral to pay the Additional Sum, and unless an event of default, as defined in the agreement, is declared, any sales of all or part of the Collateral will be made in the Company’s sole discretion. Payments from the sale of the Collateral shall be applied first to the interest due under the Notes, then to the principal amount owing, and finally to the payment of the Additional Sum.  For the three months ended June 30, 2012, the Company sold a portion of the securities used as collateral for a total of $127,970 and applied this amount to the principal of the notes, leaving a principal balance of $642,030.  As of June 30, 2012, the carrying amount of the collateral is approximately $701,923; $294,403 is recorded as long-term marketable securities, $399,672 is recorded as cost investments, and $7,848 is recorded as warrants.

On October 3, 2011, the Company initiated an offering of up to $250,000 of 12% secured promissory notes which mature on October 3, 2014.  The notes are collateralized by certain investments in related party warrants. In addition, each subscriber is to receive a warrant to purchase shares of the Company's common stock at $.40 per share. The Company began selling these notes in January 2012.  As of June 30, 2012, the Company sold notes with a face amount of $10,000 for cash. The value of the warrant is considered immaterial.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES

License agreement:

Pursuant to terms of the License with Pat Boone (who is a minority shareholder of the Company), the Company is required to remit royalties to Pat Boone, or his designee, as well as to certain designated charities, as defined. The royalties, in aggregate, are 10% of net sales, as defined. The Company may sub-license the rights to other entities, for which sub-license net revenues are also subject to royalties. The Company is to pay a minimum royalty amount of $10,000 per month as an advance payment of a quarterly royalty amount. At each quarter-end, the Company is to pay any amounts of royalties due in excess of the monthly minimum payments. During the three and six months ended June 30, 2012 and 2011, the Company expensed royalties of $0, $0, $30,000 and $60,000, which is recorded as a component of cost of premium meat products revenue.  The license fees were no longer due when online sales were ceased pursuant to the license agreement; however, said payments will be required at such time the Company commences any new revenue generating activities.

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

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 9 – INCOME TAXES (CONTINUED)

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax (expense) benefit was approximately $(8,100), $44,900, $217,700 and $337,800 for the three and six months ended June 30, 2012 and 2011, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

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

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series A Preferred holders may convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the “Financial Milestone” has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock.  In 2011, two Series A Preferred holders converted 13,334 Series A Preferred shares into 106,672 shares of the Company’s common stock at the prevailing conversion rate at that date as the Company had not yet reached the “Financial Milestone.” During the six months ended June 30, 2012, 43 Series A Preferred holders converted 295,993 Series A Preferred Shares into 2,361,272 shares of the Company’s common stock.

Common stock:

During the year ended December 31, 2011, the Company issued stock for prepaid services pursuant to a one-year service agreement.  There were 250,000 shares that were issued at $0.25 per share for a total value of $62,500.  The amount was recognized as a prepaid expense, as the shares were fully vested and non-forfeitable on the date they were granted.  During the three and six months ended June 30, 2012, $15,625 and $31,250 of expense was recognized as services were provided under this annual agreement.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

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

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $1,139, $9,148, $30,800 and $51,800 for the three and six months ended June 30, 2012 and 2011, respectively. The stock-based compensation cost that has been included to selling and marketing expense in the statements of operations was approximately $3,080, $12,320, $7,800 and $32,300, for the three and six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, there was approximately $37,306 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  No options were granted during the six months ended June 30, 2012.

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

The following table sets forth the activity in the Plan for the six months ended June 30, 2012:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2012	2,087,070	$0.42
Granted	-	$-
Exercised	-	$-
Forfeited/cancelled	(250,000)	$0.26
Outstanding at June 30, 2012	1,837,070	$0.36	1.67	-
Exercisable at June 30, 2012	1,328,032	$0.43	0.73	-

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 10 – EQUITY (CONTINUED)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2012.

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2012:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2012	603,217	$0.43
Granted	-	$-
Vested	(42,096)	$0.22
Forfeited/cancelled	(52,083)	$0.27
Non-vested options outstanding at June 30, 2012	509,038	$0.07

Warrants:

In May 2011, the Company granted a warrant that immediately vested to purchase up to 500,000 shares of common stock to one outside consultant in connection with a one-year service agreement.  This warrant has a two-year term and an exercise price of $0.30 per share, and approximately $36,900 has been recognized in selling and marketing expense in the six months ended June 30, 2012.

In November 2011, the Company granted a warrant that immediately vested to purchase up to 750,000 shares of common stock to one outside consultant.  During the six months ended June 30, 2012, the warrant was returned by the holder and cancelled.

NOTE 11 – WWPP SALE OF COMMON STOCK AND NONCONTROLLING INTEREST

In March 2011, WWPP initiated an offering to accredited investors for the sale of up to 1,500,000 shares of newly-issued WWPP common stock. During the nine months ended September 30, 2011, WWPP sold 120,000 shares of its common stock to third parties for cash of $120,000.  As a result of WWPP’s sale of its common stock, the Company’s ownership interest in WWPP was reduced from 100% to approximately 96% as of September 30, 2011.  The 4% interest in WWPP owned by third parties at June 30, 2012 and December 31, 2011, is presented as a non-controlling interest in the consolidated financial statements.  WWPP has 3,120,000 shares outstanding as of June 30, 2012 and December 31, 2011, of which AMHC owns 3,000,000 and unrelated third parties own the non-controlling interest of 120,000 shares.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

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

The tables below summarize information about the Company’s three reportable segments for the three and six months ended June 30, 2012 and 2011.

	Investment	Management	Premium
	Services	Services	Meat Products	Eliminations	Total
Three months ended June 30, 2012
Sales	$260,172	$-	$-	$-	$260,172
Sales - related party		207,000	-	-	207,000
Intercompany sales	-	-	-	-	-
Gross profit (loss)	160,795	81,632	-	-	242,427
Net income (loss)	(58,327)	81,426	906	-	24,005
Three months ended June 30, 2011
Sales	$352,975	$50,000	$17,990	$-	$420,965
Intercompany sales	-	225,000	-	(225,000)	-
Gross profit (loss)	171,154	275,000	(70,775)	(225,000)	150,379
Net income (loss)	(708,786)	260,496	(192,024)	-	(640,314)
Six months ended June 30, 2012
Sales	$536,492	$-	$6,969 *	$-	$543,461
Sales - related party		369,641	-	-	369,641
Intercompany sales	-	-	-	-	-
Gross profit (loss)	335,065	122,042	6,577	-	463,684
Net income (loss)	(228,523)	106,715	(10,445)	-	(132,253)
Six months ended June 30, 2011
Sales	$731,488	$250,000	$34,978	$-	$1,016,466
Intercompany sales	-	450,000	-	(450,000)	-
Gross profit (loss)	341,877	700,000	(101,422)	(450,000)	490,455
Net income (loss)	(1,004,156)	637,025	(626,296)	-	(993,427)

* Represents gift card breakage revenue.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 13 – RELATED PARTY TRANSACTIONS

Related party management services agreements:

On March 1, 2012, AMMS entered into a new management services agreement with HOJ.  This agreement is for an initial 24 month term unless terminated by either party.  HOJ is to pay AMMS a monthly fee equal to $27,500 cash per month.  AMMS also received a warrant to purchase 1,000,000 common shares of HOJ exercisable for $10,000, which was accounted for as a related party transaction.  Subsequent to June 30, 2012, the warrant was cancelled. The Company’s CEO began serving on the board of directors of this company at the start of the management services agreement on March 1, 2012. See Note 1 regarding a merger agreement with the Company and HOJ.

On June 15, 2012, AMMS entered into a management services agreement with a company.  This agreement is for an initial 24 month term unless terminated by either party.  The company is to pay AMMS a monthly fee of $30,000 cash per month; however, no payment is due until a specified amount in raised in financing.   AMMS received one stock warrant to purchase 5% of the company for $5,000, which will be accounted for as a related party transaction.  The AMMS CEO began serving on the board of directors of this company at the start of the management services agreement on June 21, 2012.

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

NOTE 14 – SUBSEQUENT EVENTS

As disclosed in a Form 8-K filed with the SEC on July 30, 2012, the Company, on July 25, 2012, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a private Colorado corporation (“HOJ”), whereby the Company would acquire HOJ in a reverse triangular merger (the “Acquisition”).  On July 25, 2012, the parties closed the Acquisition and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day.  Upon closing the Acquisition, the Company issued a total number of common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that they now own approximately 69% of the Company.  The shareholders of the Company prior to the Acquisition now own approximately 31% of the Company.  An aggregate of 83,514,827 Company shares were issued in the Acquisition.

The Merger Agreement further provided that, within five business days after the closing of the Acquisition the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a private Colorado corporation owned by the Company’s two directors, JW Roth and David Lavigne.  Buyer would pay $10,000 and assume all liabilities related to the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.  The parties closed the Sale on July 27, 2012.

HANGOVER JOE’S HOLDING CORPORATION
(FORMERLY ACCREDITED MEMBERS HOLDING CORPORATION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012

NOTE 14 – SUBSEQUENT EVENTS  (CONTINUED)

The following unaudited pro-forma statements of operations for the Company for the six months ended June 30, 2012 and 2011, and for the balance sheet as of June 30, 2012, give effect to the transactions described above as if they had occurred effective January 1, 2012 and 2011, respectively.  The following unaudited pro forma balance sheet as of June 30, 2012, gives effect to the transactions as if they had occurred on June 30, 2012:

PROFORMA BALANCE SHEET
(Unaudited)
JUNE 30, 2012

	Hangover Joe's	Hangover	Proforma		Proforma
	Holding Corp.	Joe's, Inc.	Adjustments		Total
	(Historical)	(Historical)
Assets
Current assets:
Cash	$152,038	$79,775	$(152,038)	A	$79,775
			10,000	B	10,000
Accounts receivable, net	142,861	118,400	(142,861)	A	118,400
Related party receivable	65,500	-	(65,500)	A	-
Inventory	-	19,823	-		19,823
Prepaid expenses and other	59,318	24,183	(59,318)	A	24,183
Investments in marketable securities	73,462	-	(73,462)	A	-
Investments in debt securities	30,000	-	(30,000)	A	-
Total current assets	523,179	242,181	(513,179)		252,181

Property and equipment, net	116,068	2,407	(116,068)	A	2,407
Intangible asset	12,500	-	(12,500)	A	-
Cost investments	609,672	-	(609,672)	A	-
Investment in marketable securities	294,403	-	(294,403)	A	-
Investment in debt securities	25,000	-	(25,000)	A	-
Investments in warrant, including related party	38,490	-	(38,490)	A	-
Deposits and other assets	6,294	-	(6,294)	A	-
	1,102,427	2,407	(1,102,427)		2,407
Total assets	$1,625,606	$244,588	$(1,615,606)		$254,588

Liabilities
Current liabilities:
Accounts payable and other	$508,266	$191,580	$(508,266)	A	$191,580
Related party payable	25,000	-	(25,000)	A	-
Accrued expenses	155,666	112,930	(155,666)	A	112,930
Advances payable, related parties	-	89,422	-		89,422
Deferred revenue	304,031	-	(304,031)	A	-
Total current liabilities	992,963	393,932	(992,963)		393,932
Notes payable:
Related parties	188,158	-	(188,158)	A	-
Other	619,905	-	(619,905)	A	-
Deferred rent liability	23,107	-	(23,107)	A	-
Derivative liability	77,000	-	(77,000)	A	-
	908,170	-	(908,170)		-
Total liabilities	1,901,133	393,932	(1,901,133)		393,932

Equity (Deficit):
Preferred stock	321,081	-	(321,081)	A	-
Common stock	36,808	264	(36,808)	A	264
Contributed capital	-	719,842	10,000	B	729,842
Additional paid-in capital	7,099,771	-	(7,099,771)	A	-
Other comprehensive income	56,002	-	(56,002)	A	-
Accumulated deficit	(7,701,612)	(869,450)	7,701,612	A	(869,450)
Total equity (deficit)	(187,950)	(149,344)	197,950		(139,344)
Noncontrolling interest	(87,577)	-	87,577		-
Total equity (deficit)	(275,527)	(149,344)	285,527		(139,344)
Total liabilities and equity (deficit)	$1,625,606	$244,588	$(1,615,606)		$254,588

PROFORMA STATEMENT OF OPERATIONS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2011

	Hangover Joe's	Hangover		Proforma		Proforma
	Holding Corp.	Joe's, Inc.	Total	Adjustments		Total
	(Historical)	(Historical)

Net sales	$1,016,466	$43,467	$1,059,933	$(1,016,466)	A	$43,467
Cost of goods sold	526,011	59,801	585,812	(526,011)	A	59,801
Gross (loss) profit	490,455	(16,334)	474,121	(490,455)		(16,334)

Operating expenses:
General and administrative	1,133,293	30,224	1,163,517	(1,133,293)	A	30,224
Selling and marketing	745,572	2,250	747,822	(745,572)	A	2,250
Impairment of assets	-	-	-	-	A	-
Total operating expenses	1,878,865	32,474	1,911,339	(1,878,865)		32,474
	(1,388,410)	(48,808)	(1,437,218)	1,388,410		(48,808)
Other income (expense):
Interest expense:
Related parties	(6,127)	-	(6,127)	6,127	A	-
Other	(8,529)	-	(8,529)	8,529	A	-
Gain on derivative liability	509,962	-	509,962	(509,962)	A	-
Gain (loss) on value of derivative warrants	17,393	-	17,393	(17,393)	A	-
Impairment of marketable securities	(142,650)	-	(142,650)	142,650	A	-
Gain on sale of marketable securities	22,470	-	22,470	(22,470)	A	-
Other income, net	2,464	-	2,464	(2,464)	A	-
	394,983	-	394,983	(394,983)		-
Net loss	$(993,427)	$(48,808)	$(1,042,235)	$993,427		$(48,808)

Less: net loss attributable to noncontrolling interest	$(5,547)	$-	$(5,547)	$5,547	A	$-

Net loss attributable to AMHC/Hangover Joe's	(987,880)	(48,808)	(1,036,688)	987,880	A	(48,808)

Net loss	$(993,427)	$(48,808)	$(1,042,235)	$993,427		$(48,808)

Net loss per share-basic and diluted	$(0.03)					$ *

Weighted average number of common shares
outstanding - basic and diluted	32,443,318			72,212,547	A	104,655,865

* less than $0.01 per share

PROFORMA STATEMENT OF OPERATIONS
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2012

	Hangover Joe's	Hangover		Proforma		Proforma
	Holding Corp.	Joe's, Inc.	Total	Adjustments		Total
	(Historical)	(Historical)

Net sales	$913,102	$350,374	$1,263,476	$(913,102)	A	$350,374
Cost of goods sold	449,418	293,217	742,635	(449,418)	A	293,217
Gross (loss) profit	463,684	57,157	520,841	(463,684)		57,157

Operating expenses:
General and administrative	432,421	423,537	855,958	(432,421)	A	423,537
Selling and marketing	132,397	184,354	316,751	(132,397)	A	184,354
Total operating expenses	564,818	607,891	1,172,709	(564,818)	A	607,891
	(101,134)	(550,734)	(651,868)	101,134		(550,734)
Other income (expense):
Interest expense:
Related parties	(13,291)	-	(13,291)	13,291		-
Other	(58,088)	(223)	(58,311)	58,088	A	(223)
Loss on value of warrants	(19)	-	(19)	19	A	-
Gain on sale of marketable securities	37,847	-	37,847	(37,847)	A	-
Other income, net	2,432	-	2,432	(2,432)	A	-
	(31,119)	(223)	(31,342)	31,119	A	(223)
Net loss	$(132,253)	$(550,957)	$(683,210)	$132,253	A	$(550,957)

Less: net loss attributable to noncontrolling interest	(402)	-	(402)	402	A	-

Net loss attributable to AMHC/Hangover Joe's	$(131,851)	$(550,957)	$(682,808)	$131,851	A	$(550,957)

Net loss	$(132,253)	$(550,957)	$(683,210)	$132,253		$(550,957)

Net loss per share-basic and diluted	$ *					$ *

Weighted average number of common shares
outstanding - basic and diluted	35,135,691			78,205,248	A	113,340,939

The following adjustments are made to the accompanying unaudited pro forma balance sheet and statements of operations:

(A) This entry is to reflect that AMHC issued of a total number of common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ. This entry also reflects the sale to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries, which represents substantially all of the operations of the Company prior to the acquisition of HOJ, being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”). Because all of the operating businesses of AMHC were sold within five business days after the closing of the HOJ acquisition, the transaction was accounted for as a recapitalization of HOJ. The number of shares issued in the accompanying unaudited pro forma financial statements of operations is calculated at the beginning of each of the periods presented to reflect that HOJ shareholders received approximately 69% of the combined entity's shares. The actual number of shares issued at the closing of this transaction (83,514,807shares), were based on the number of AMHC shares outstanding at that date and is different than the number of shares utilized in the pro forma calculations.

(B) This entry reflects that the Buyer paid $10,000 and assumed all liabilities related to the subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

 ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, including projections under our licensing and distribution arrangements, the Company’s anticipated growth potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2011 and in the Form 8-K filed on July 30, 2012.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  For an assessment of the Company on a post-Acquisition basis please refer to the July 30, 2012, Form 8-K.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation

Accredited Members Holding Corporation (“the “Company”) is a Colorado corporation that was formed under Colorado law on December 1, 2005.  Until February 24, 2010, the Company was not involved in active business operations and instead sought to engage in the exchange of real estate properties between individuals through the use of Section 1031 of the Internal Revenue Code.  In February 2010 the Company acquired Accredited Members, Inc. (“AMI”) through a merger transaction (the “AMI Merger”) and began conducting its operations through AMI.  The Company’s name was Across America Real Estate Exchange (“Across America”) until May 11, 2010, when it was changed to Accredited Members Holding Corporation.  As a result of the Acquisition on July 25, 2012, by the Company of Hangover Joe’s, Inc., the Company changed its name to Hangover Joe’s Holding Corporation.

Until July 27, 2012, the Company provided various services and products through its subsidiary corporations AMI, AMHC Managed Services (“AMMS”) and World Wide Premium Packers, Inc. (“WWPP”).  The term the “Company” as used herein is intended to refer to the Company as a whole and any references to Across America are intended for historical purposes and to give context to the reader.  The Company has a limited operating history and there will be limited continuing impact regarding these operations, and the Company cannot provide any assurance it will be able to raise funds through a future issuance of equity or debt to carry out its business plan.

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

To date, AMI primarily has earned revenues through issuer contracts to present and have tables at the investment conferences and management services contracts.  During 2011, AMI hosted four investment conferences; AMI hosted two conferences in the six months ended June 30, 2012, and plans to host one investment conference in October 2012.  Going forward, AMI hopes to further develop its business operations by focusing on increasing memberships to AMI and offering new products and services such as AMI Analyst Report and other membership opportunities.

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

On September 1, 2011, AMMS entered into a management services agreement with The Story Company, Inc. (“The Story Company”). This agreement is for an initial twelve-month term unless terminated by either party.  The Story Company is to pay AMMS a monthly fee equal to $22,500 cash per month – however, this fee is not due to the AMMS until The Story Company obtains at least $250,000 in outside capital. AMMS also received one board of director’s seat upon execution of the agreement which makes this contract related party and revenue has been and will be recognized as such. The Story Company also issued one stock warrant to AMMS to purchase 500,000 common shares exercisable at $0.01 per share. As of December 1, 2011, this agreement was amended for the September fee to be paid in $22,500 in common stock with no October nor November fees due.  As of December 1, 2011, the fee would be $4,000 cash per month. The Story Company obtained at least $250,000 in outside capital in July 2012.

On September 1, 2011, AMMS entered into a management services agreement with Southern Hospitality Franchisee Holding Corporation (“SHFHC”).  This agreement is for an initial twelve-month term unless terminated by either party.    SHFHC is to pay AMMS a monthly fee equal to $35,000 cash per month. AMMS has also received one board of director’s seat upon execution of this agreement which makes this contract related party and revenue has been and will be recognized as such. SHFHC also issued one stock warrant to the Company to purchase 500,000 common shares exercisable at $0.0005 per share.

On March 1, 2012, AMMS entered into a new management services agreement with HOJ.  This agreement is for an initial 24 month term unless terminated by either party.  HOJ is to pay AMMS a monthly fee equal to $27,500 cash per month.  AMMS also received a warrant to purchase 1,000,000 common shares of HOJ exercisable for $10,000, which was accounted for as a related party transaction.  Subsequent to June 30, 2012, the warrant was cancelled. The Company’s CEO began serving on the board of directors of this company at the start of the management services agreement on March 1, 2012.

On June 15, 2012, AMMS entered into a management services agreement with a company.  This agreement is for an initial 24 month term unless terminated by either party.  The company is to pay AMMS a monthly fee of $30,000 cash per month; however, no payment is due until a specified amount in raised in financing.   AMMS received one stock warrant to purchase 5% of the company for $5,000, which will be accounted for as a related party transaction.  The AMMS CEO began serving on the board of directors of this company at the start of the management services agreement on June 21, 2012.

On June 26, 2012, AMMS entered into a management services agreement with a company.  This agreement is for an initial six month term unless terminated by either party.  The company is to pay AMMS in three separate cash tranches, with the first payment paid by June 30, 2012.  AMMS will receive one stock warrant to purchase 5% of the company for $5,000, when certain deliverables of the agreement have been completed.

The Company hopes to enter into additional similar agreements to provide management services in the future, along with combining products from AMI such as investment conferences and the AMI website, to tailor to customers’ needs. It’s the Company’s intent to have these management services compliment the AMI products.

Results of Operations

The financial statements reflect the results of the Company’s operations on a consolidated basis.  The Company has conducted its operations through its subsidiaries, AMI, WWPP, and AMMS since June 2011.   The Company’s operations have generally grown as the Company has expanded its client base and has begun to offer additional services to its clients.  Although the Company’s increased operations have resulted in greater revenues for the Company, the Company’s costs of operations have also grown.  However, the Company is optimistic that its results of operations will improve throughout the remainder of its 2012 fiscal year as a result of new promotional activities we have, and plan to, engage in.  Moreover, we hope to both further develop and grow our operations through AMI and AMMS; primarily by continuing to grow our client base and market awareness, as well as offering new services through AMI.  The Company may also consider exploring further acquisitions of operating companies should it identify a company it believes would complement its current operations.

Revenues

During the six months ended June 30, 2012, the Company generated approximately $913,102 in net revenue compared to $1,016,466 in net revenue in the prior year. These revenues were primarily generated by AMI through issuer profile clients and the investment conferences hosted by AMI during the first and second quarters of 2012.   Conference revenues were down from the prior year due to annual customer contracts per a conference.  The decrease in conference revenue was offset by the expansion of AMMS.  To date, the Company (through AMI) has not generated significant revenues through the sale of individual paying (i.e. full access) memberships to the Site.  During the six months ended June 30, 2012, the Company generated $369,641 in “Related Party” management fees.

Of the Company’s three primary business segments, during 2012 and 2011 the Company’s revenues were largely generated through investment services provided by AMI.

	Investment Services	Management Services	Premium Meat Products

Six months ended June 30, 2012	$536,492	$369,641	$6,969*

Six months ended June 30, 2011	$731,500	$250,000	$35,000

*Gift card breakage revenue

Of the revenues generated by AMI and AMMS, approximately 58% were generated through conference revenue, memberships, magazine, and issuer profiles; 42% were generated through management services.  The Company is optimistic that revenues generated by and through AMI and AMMS will grow during fiscal 2012 and beyond as it continues to take measures to increase issuer profile clients and memberships.  However, AMI expects its general and administrative costs to increase as it continues to try to grow and promote its business.  The Company does not anticipate any sales through WWPP during fiscal 2012 as it will continue to look at viable options for a retail partner.

Many of the Company’s (revenue) contracts involve services that may be provisioned at varying times over the term of the contract.  However, in many instances, payments for those services are made prior to the actual delivery of each service. The majority of this revenue is generated from the delivery of conferences and is generally recognized within 60 days depending on the number of conferences sold in a contract.   As a result of this, most of the revenues the Company will ultimately recognize will first be recorded as deferred revenue.  As the Company delivers a particular service the deferred revenue liability is reduced and revenue is recognized.  Consequently, the Company believes that the deferred revenue component is an important metric in evaluating its progress.  Moreover, the conversion of deferred revenues into revenues will likely continue to be a component of net revenues in future periods.  Deferred revenue is discussed in further detail below. For WWPP, there was approximately $7,000 of deferred revenue liability recognized for the six months ended June 30, 2012.  These deferred revenues were generated by the sale of gift cards to be used to purchase meat products at a future date.  The liability will be reduced upon the expiration of those gift cards in future periods and redemption of these gift cards is not possible due to the of halt of online sales during 2012.

Cost of Revenue

For the three and six months ended June 30, 2012 and 2011, the Company’s cost of revenue was $224,745 and $449,418 compared to $270,586 and $526,011 in the prior year.  The decrease in cost of revenue was primarily attributable to the decrease in WWPP’s cost of revenue of approximately $0 and $400 in 2012 compared to $88,764 and $136,400 in 2011.  These expenses included cost of products and packaging of the meat products when sold.  With the formation of AMMS in mid-2011, the costs associated with the related party management services agreements were $0 for the three and six month ended June 30, 2011 compared to $125,368 and $247,599 for the same period in 2012.  The costs included salaries to service the management service agreements.  The cost of revenue decreased for investment and management services to $99,377 and $201,427 for the three and six months ended June 30, 2012 compared to $181,822 and $389,611 in the three and six months ended June 30, 2011.  The main driver of this component is a reduction in the per conference cost by selecting less expensive venues.

Operating Expenses

For the three and six months ended June 30, 2012, the Company’s operating expenses were $220,231 and $564,818 compared to $992,340 and $1,878,865 in the prior year.  Significant expenditures were made in both periods in order to market products and services to prospective Company clients.  The Company’s largest operating expense during the three and six months ended June 30, 2012 was its general and administrative expenses totaling approximately $202,201 and $432,421 compared to $529,910 and $1,133,293 for the same period in 2011.  The decrease in general and administrative costs is due to a lack of turn-over in executive level staff in the current year and the allocation of salaries to cost of sales related to the expansion of AMMS.   These expenses primarily included recurring corporate costs (such as payroll and related expenses), as well as expenditures related to the initiation of the AMMS business component.  General and administrative and selling and marketing expenses for the three and six months ended June 30, 2012 and 2011, also included approximately $4,219, $21,468, $44,726 and $90,565 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $18,030 and $132,397 in selling and marketing expenses during the three and six months ended June 30, 2012 compared to $462,430 and $745,572 in the same period in 2011, which were primarily expended to promote and market the Site and the investment conferences and costs associated with its publication, as well as the promotion of Pat Boone All-American meats.  The decrease is due to the cessation of on-line sales of Pat Boone meats. The Company expects to incur general and administrative expenses going forward as it grows its operations, and incorporates and implements the AMI issuer, memberships and management business components.  The Company anticipates that the net loss may continue due to the overall expansion of AMI and AMMS.

Other income (expense)

For the three and six months ended June 30, 2012, the Company recognized other income (expense) of approximately $1,809 and $(31,119) compared to other income of $201,647 and $394,983 in the prior year.  The decrease in other income was primarily due to the $384,162 and $509,962 gain in 2011 on WWPP’s derivative liability compared to $0 in the three and six months ended June 30, 2012, as the fair value was estimated of the contingent conversion feature is zero.  The Company incurred interest expenses on promissory notes which totaled $34,900 and $71,379 compared to $9,656 and $14,656 the same period a year before which was offset by realized gains in security sales of approximately $37,847 for the three and six months ended June 30, 2012.

Liquidity and Capital Resources

The Company’s consolidated financial statements for the three and six months ended June 30, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

As of June 30, 2012, the Company had working capital deficit of approximately $469,784 and had $152,038 of cash and cash equivalents, which represents a 52% decrease in cash and cash equivalents from December 31, 2011.

In large part, the decrease in the Company’s current assets on June 30, 2012 when compared to December 31, 2011 was the result of a decrease in marketable securities due to the sale of securities in the six months ended June 30, 2012.

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

As of June 30, 2012, the Company had an accumulated deficit of approximately $7,701,629.  Although AMI generated revenues through the AMI Site and investment conferences, in large part it has funded its operations through the sale of its securities.  Although the Company believes its revenues will increase, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

During the period ended June 30, 2012, the Company did not close on any private placement transactions through the sale of its equity securities compared to the period ended December 31, 2011, the Company closed on $982,000.  The Company may continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended, December 31, 2011, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

In connection with the change in the Company’s business plan, the Company’s estimates for expenses have changed. The Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all. The Company’s Form 8-K filed on July 30, 2012, contains a more accurate depiction of the Company’s liquidity needs on a post-Acquisition basis.

Current Liabilities; Deferred Revenue

The Company’s deferred revenue liability as of June 30, 2012, is $304,031 compared to $349,006 as of December 31, 2011.  The decrease in deferred revenue during 2012 was due to the decrease in overall revenues for the first half of 2012 compared to the same period in 2011.  Several of the services offered by the Company require on-going or multiple deliverables.  For example, with respect to AMI membership agreements (for both individuals and profile clients) they typically require a partial up-front payment and require the Company to deliver services such as access and services through the Site and the ability to participate in conferences. Deferred revenue is primarily due to the Company entering into agreements and collecting cash and equity compensation during the year, but which the Company has not fully delivered all purchased services.

During the six months ended June 30, 2012, the Company entered into profile agreements (many with 180 day or annual contract terms) with an estimated contract value of approximately $478,675 (which includes amounts expected to be paid through equity securities), which amounts are not reflected as revenues (and may be reflected as current liabilities) until the services described in the agreements are performed by the Company.  However, part of this value is represented by equity compensation either paid, or to be paid, to the Company.   Further, the estimated values of these contracts include amounts received under contracts but for which the Company’s services and products have not been fully delivered, and as such, much of the value of these contracts has been deferred.

Operating Activities

Net cash used in operating activities was approximately $189,193 for the first six months of 2012, as compared to net cash used in operating activities of approximately $1,432,244 for the same period in 2011. The decrease in net cash used in operating activities in 2012 (compared to 2011) was primarily due to: (i) the decrease in net loss for the 2012 period, as compared to the 2011 period, and (ii) increases in other current assets, accounts payable, accrued expenses, as well as the expansion of the business and addition of operation segments, as compared to the 2011 period.

Investing Activities

Net cash provided by investing activities in 2012 was $138,320, as compared to net cash provided by investing activities of approximately $28,494 for the same period in 2011. Net cash provided by investing activities in 2012 was the result of cash received from the sale of investments.  Net cash provided by investing activities in 2011 was primarily the result of cash received from the sale of investments of $70,306, which was offset by cash used of $11,800 for purchases of property and equipment and cash used for the purchase of debt and equity securities of $30,000.

Financing Activities

Net cash used in financing activities for the first six months of 2012 was approximately $117,970, compared to net cash provided by financing activities of $1,284,500 in the same period in 2011.  Cash used in financing activities in 2012 was due to the repayment on the principal of promissory notes for $127,970 offset by the issuance of promissory notes for $10,000.  In 2011, the Company generated $757,000 from the issuance of common stock, $417,500 from the issuance of promissory notes and $110,000 from the sale of WWPP stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the six months ended June 30, 2012, from those contained in the Company’s 2011 Annual Report on Form 10-K.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  RISK FACTORS

See our Form 8-K filed on July 30, 2012 for changes to the risk factors applicable to the Company.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See our Form 8-K filed on July 30, 2012, relating to the issuance of 83,514,827 shares of Company common stock.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
3.1.1	Articles of Incorporation. Incorporated by reference from Form SB-2 Registration Statement, January 29, 2007.
3.1.2	Amendment to Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.
3.1.3	Amendment to the Articles of Incorporation. Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
3.1.4	Amendment to the Articles of Incorporation. Filed herewith.
3.1.5	Amendment to the Articles of Incorporation. Filed herewith.
3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer). Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Financial Officer). Filed herewith.
101 *	Interactive Data Files Pursuant to Rule 405 of Regulation S-T. Filed herewith.

* To be filed by amendment

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: August 14, 2012	By:	/s/ J.W. Roth
Chief Financial Officer

Date: August 14, 2012	By:	/s/ Michael Jaynes
Chief Executive Officer