Form 10-Q/A
period 2012-06-30
Hangover Joe's Holding Corp
filed 2012-08-17
CIK 1388132

 FORM 10-Q/A

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

EXPLANATORY NOTE

Hangover Joe's Holding Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. EXHIBITS

Exhibit No.	Title
3.1.1	Articles of Incorporation. Incorporated by reference from Form SB-2 Registration Statement, January 29, 2007.
3.1.2	Amendment to Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.
3.1.3	Amendment to the Articles of Incorporation. Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
3.1.4 *	Amendment to the Articles of Incorporation.
3.1.5 *	Amendment to the Articles of Incorporation.
3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer).
31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Financial Officer).
32.1 *	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer).
32.2 *	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (J.W. Roth, Chief Financial Officer).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T. Filed herewith

* Previously filed on Form 10-Q for the period ended June 30, 2012 and filed on August 14, 2012.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: August 17, 2012	By:	/s/ J.W. Roth
Chief Financial Officer

Date: August 17, 2012	By:	/s/ Michael Jaynes
Chief Executive Officer