Form 10-Q
period 2012-09-30
Hangover Joe's Holding Corp
filed 2012-11-14
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-525-33

HANGOVER JOE’S HOLDING CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9457 S. University #349
Highlands Ranch, CO 80126
(Address of principal executive offices)

303-872-5939
Telephone number, including
Area code

2 North Cascade Avenue, Suite 1400
Colorado Springs, CO 80903
(Former Address of principal executive offices)

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

There were 120,478,822 shares of the issuer's common stock, par value $0.001, outstanding as of November 14, 2012.

HANGOVER JOE’S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$40,926	$53,048
Accounts receivable, net	114,604	19,105
Inventory	127,124	46,745
Prepaid expenses	72,343	2,233
Deposits	-	7,500
Total current assets	354,997	128,631

PROPERTY AND EQUIPMENT, NET	2,140	1,750

TOTAL ASSETS	$357,137	$130,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$463,816	$92,010
Accrued expenses	17,977	46,842
Customer deposits	99,140	-
Payable to shareholder	20,000	-
Advances payable, related party	89,422	116,379
Inventory financing payable	-	23,712
Total liabilities (all current)	690,355	278,943

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock; $0.10 par value; authorized shares-10,000,000
Series A; 425,000 authorized shares, 87,501 and nil shares
issued and outstanding, respectively	315,078	-
Common stock; $0.001 par value; 150,000,000 authorized shares, issued and outstanding of 121,635,964 and 120,335,964 in
2012, respectively	120,336	-
Additional paid-in capital	492,884	169,931
Accumulated deficit	(1,261,516)	(318,493)
Total stockholders' deficit	(333,218)	(148,562)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$357,137	$130,381

 The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2012		2011	2012	2011

NET SALES		$386,560	$74,742	$736,081	$118,209
COST OF GOODS SOLD		244,154	33,518	479,736	54,236
GROSS PROFIT		142,406	41,224	256,345	63,973

OPERATING EXPENSES
Selling and marketing		258,167	29,549	607,434	83,713
General and administrative (includes related
party expenses of $82,500 and $192,500 for the
three and nine months ended September 30, 2012)		277,796	45,546	591,723	137,936
Total operating expenses		535,963	75,095	1,199,157	221,649

LOSS FROM OPERATIONS		(393,557)	(33,871)	(942,812)	(157,676)

OTHER INCOME (EXPENSE)
Interest income		4	-	12	-
Interest expense		-	-	(223)	-

NET LOSS		$(393,553)	$(33,871)	$(943,023)	$(157,676)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	*	*	$(0.01)	*

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING		108,791,655	61,295,271	66,674,801	61,295,271

* Less than ($0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

					Additional
	Common Stock		Preferred Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances, January 1, 2012	-	$-	-	$-	$169,931	$(318,493)	$(148,562)
Withdrawals	-	-	-	-	(10,579)	-	(10,579)
Contributed services	-	-	-	-	50,000	-	50,000
Issuance of common shares upon incorporation and legal reorganization of entities under common control	61,295,271	61,295	-	-	(61,095)	-	200
Shares issued to founders	4,290,669	4,291	-	-	(4,277)	-	14
Proceeds from issuance of common stock	18,541,820	18,542	-	-	691,458	-	710,000
Acquisition of AMHC	36,807,821	36,808	89,168	321,081	(347,845)	-	10,044
Shares cancelled due to dissenters right	(612,953)	(613)	-	-	(19,387)	-	(20,000)
Conversion of preferred to common stock	13,336	13	(1,667)	(6,003)	5,990	-	-
Stock-based compensation	-	-	-	-	18,688	-	18,688
Net loss	-	-	-	-	-	(943,023)	(943,023)

Balances, September 30, 2012	120,335,964	$120,336	87,501	$315,078	$492,884	$(1,261,516)	$(333,218)

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(943,023)	$(157,676)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	50,000	112,500
Depreciation expense	708	525
Bad debt expense	11,624	-
Stock-based compensation	18,688	-
Changes in operating assets and liabilities:
Accounts receivable	(107,123)	(53,194)
Prepaid expenses	(70,110)	(5,096)
Deposits	7,500	(7,500)
Inventory	(80,379)	-
Accounts payable	371,806	2,318
Accrued expenses	(28,865)	-
Customer deposits	99,140	-
Net cash used in operating activities	(670,034)	(108,123)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,098)	-
Cash received in sale of subsidiary interests	10,044	-
Net cash provided by investing activities	8,946	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	710,214	-
Decrease in inventory financing payable	(23,712)	(1,800)
Advances (paid to) received from related party	(26,957)	126,741
Withdrawals	(10,579)	(2,932)
Net cash provided by financing activities	648,966	122,009

Net (decrease) increase in cash	(12,122)	13,886
Cash, beginning of period	53,048	64
Cash, end of period	$40,926	$13,950

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$223	$-

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

 NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS

Organization:

Hangover Joe’s Holding Corporation (“HJHC” or the “Company”) was originally incorporated in the State of Colorado in December 2005 as Across American Real Estate Exchange, Inc. (“AAEX”) to facilitate the exchange of real estate properties between individuals under section 1031 of the internal revenue code.  In February 2010, Accredited Members, Inc. (“AMI”), a provider of investor research and management services, was merged with and into a wholly-owned subsidiary of AAEX, and AMI became a wholly-owned subsidiary of the Company.  In May 2010, AAEX changed its name to Accredited Members Holding Corporation (“AMHC”).

On July 25, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby on July 25, 2012, the Company acquired HOJ in a reverse triangular merger (the “Acquisition”).  Upon closing the Acquisition, the Company issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ owned approximately 69% of the Company post Acquisition.  The shareholders of the Company prior to the Acquisition owned approximately 31% of the Company post Acquisition.  As a result of the Acquisition on July 25, 2012, the Company changed its name to Hangover Joe’s Holding Corporation.

The Merger Agreement further provided that within five business days after the closing of the Acquisition, the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by two former directors of the Company, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  Buyer paid $10,000 and assumed all liabilities related to the business of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

HOJ is a Colorado corporation formed on March 5, 2012.  HOJ was formed for the purpose of acquiring all of the assets of both Hangover Joe’s Products LLC (“HOJ LLC”) and Hangover Joe’s Joint Venture (“HOJ JV”).  HOJ LLC had conducted operations through HOJ JV, with the owner of HOJ LLC being one of the same owners and control persons of HOJ JV. Effective March 30, 2012, HOJ acquired the net assets of HOJ LLC and HOJ JV through the issuance of common stock of HOJ.  Because HOJ had no significant assets or business operations prior to the merger and each of these entities were owned by the same control group, this transaction was accounted for as a reorganization of entities under common control.  Accordingly, the historical results of operations of HOJ LLC and HOJ JV prior to March 30, 2012 are included in the results of operations of the Company.

Because all of the operating businesses of AMHC were contemporaneously sold within five business days after the Acquisition, the transaction has been accounted for as a recapitalization of HOJ.  Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of HOJ and its predecessor entities, HOJ LLC and HOJ JV, prior to the date of Acquisition. The historical results of operations and cash flows of AMHC and the Subsidiaries prior to the date of the Acquisition have been excluded from the accompanying consolidated financial statements. The historical stockholders’ equity of HOJ prior to the Acquisition has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AMHC and HOJ common stock, with an offset to additional paid-in capital.  The restated consolidated accumulated deficit of the accounting acquirer (HOJ) has been carried forward after the exchange.

Description of Business:

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between HOJ LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the character names, costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, which expires January 31, 2013.  The Company sells its products primarily to convenience stores, liquor stores, and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling a hangover recovery shot in February 2011 and began selling the licensed Hangover Joe’s Recovery Shot in July 2011. HOJ is actively seeking to expand the distribution of the Hangover Joe’s Recovery Shot, and has recently entered into distribution agreements to expand its reach to Australia, New Zealand and Canada.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS (CONTINUED)

Basis of Presentation

The accompanying consolidated financial statements and notes thereto have been prepared in accordance with the instructions to quarterly reports on Form 10-Q.  In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary to present a fair statement of its results of operations, financial position and cash flows.  The results reported in these consolidated financial statement should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  Therefore, it is suggested that these consolidated financial statements be read in conjunction with the audited financial statement and notes of HOJ included in the Company’s Proxy Statement filed on June 12, 2012  and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern and Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of $943,023 for the nine months ended September 30, 2012, and a working capital deficiency and accumulated deficit of $335,358 and $1,261,516, respectively, at September 30, 2012.  The Company has a limited operating history and has relied primarily on private placements of its common stock to fund its operations.  The Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has taken various steps to increase profitability and improve liquidity.  During the third quarter of 2012, the Company expanded its distribution network in the United States and entered into new distribution agreements in Australia, New Zealand and Canada.  The Company began shipping product to these new distribution partners in September and October 2012.  In September 2012, the Company entered into a purchase order financing arrangement with a third party to help fund manufacturing and packaging costs for certain new sales orders (Note 5).  Management has also taken steps to reduce its operating costs by scaling back certain sales and marketing efforts and reducing general and administrative expenses. As part of this effort, certain executive officers and consultants agreed to defer a portion of their compensation effective October 1, 2012.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary.  All material intercompany accounts, transactions, and profits are eliminated in consolidation.

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

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant estimates are used in accounting for certain items such as allowance for doubtful accounts, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipts up to net 45 days.

Four customers comprise approximately 86% of trade accounts receivable at September 30, 2012; these individual customer balances represent approximately 31%, 23%, 16%, and 16% of the total trade accounts receivable.  Three customers comprise approximately 76% of the trade accounts receivable at December 31, 2011; these individual customer balances represent approximately 50%, 15%, and 11% of the total trade accounts receivable. One individual customer accounted for 44% and 23% of net revenues for the three and nine months ended September 30, 2012, respectively, while one individual customer accounted for 14% and 9% of net revenues for the three and nine months ended September 30, 2011.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $11,624, and $0, respectively.

Inventory

Inventory as of September 30, 2012 and December 31, 2011, consists of finished goods (bottled products) of $77,347 and $19,230, respectively, and raw materials (packaging supplies) of $49,777 and $27,515, respectively. Inventory is valued at the lower of cost (first-in, first-out) or market.

License and royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the character names, costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover.  This license, as amended, expires January 31, 2013.  The terms of the WBCP license provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties. Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as a prepaid expense in the balance sheet.  The prepaid expense is amortized to royalties in cost of goods sold at a ratio of current period revenues to the total revenues expected to be recorded over the term of the license.  The Company reviews its sales projections quarterly to determine the likely recoverability of its prepaid asset, as well as any unpaid minimum obligation.  If management determines that the prepaid expense is unlikely to be recovered by product sales, prepaid license expense is charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made.  The Company is currently in the process of negotiating a renewal or extension of this license agreement with WBCP.

Website development costs

The Company capitalizes certain costs incurred in designing, developing, testing and implementing enhancements to its website. These costs are amortized over the estimated useful life of five years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred.

 HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deposits

The Company had a refundable deposit of $7,500 recorded as of December 31, 2011, which was due from a merchant service provider.  This deposit was subsequently refunded in January 2012.

Revenue Recognition

The Company has contractual agreements with certain third-party distributors.  Under the agreements, the Company is not guaranteed any minimum level of sales or transactions.  The Company also offers its products for sale through its website at www.hangoverjoes.com.

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company’s website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer.  For sales to distributors, revenue is usually recognized at the time of delivery.  For sales through the Company’s website, revenue is recognized when the Company receives payment.

Management evaluates the terms of its sales in consideration of the criteria outlined in Principal Agent Consideration with regards to its determination of gross versus net reporting of revenue for transactions with customers.  The Company sells, through its website, Hangover Joe’s Recovery Shots.  In these transactions, management has determined that the Company (i) acts as principal; (ii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) has latitude in establishing price with the customer.  For these transactions, the Company recognizes revenue on a gross basis.

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $7,400 and $17,200 for the three and nine months ended September 30, 2012, and $0 for the comparable  periods in 2011.

Supplier/Manufacturer Concentration and Cost of Goods Sold

The Company relies on its third-party suppliers for raw materials necessary for its products, and it relies on a third-party manufacturer for the production of its product.  Although the Company believes that it could utilize alternative suppliers and manufacturers, any delay in locating and establishing relationships with other suppliers/manufacturers could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability.  The Company’s third-party manufacturer acquires some ingredients from suppliers outside of the United States.  Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations.  These factors could result in a delay in or disruption of the supply of certain raw materials.  Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, packaging supplies, and shipping charges incurred to deliver the product. Raw material costs account for the largest portion of the cost of sales. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $47,000, $104,000, $7,000, and $9,000 for the three and nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

Prior to March 2012, no provision for income taxes was provided in the accompanying financial statements because HOJ LLC (as a limited liability company), and HOJ JV (as a partnership), elected to file as partnerships, and therefore management believes that prior to March 31, 2012 the Company was not subject to income taxes, and, that such taxes were the responsibility of the individual member/partners.

Beginning in March 2012, as a corporation, the Company now records a provision for deferred income tax assets and liabilities in order to reflect the net tax effects of temporary differences between (i) the tax basis of assets and liabilities and (ii) their reported amounts in the financial statements.  The provision is based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amounts expected to be realized.  The Company expects to file income tax returns in the US Federal jurisdiction and various State jurisdictions.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date.  All tax years remain open and subject to U.S. Federal tax examination.  Management does not believe that there are any current tax positions that would result in an asset or liability for taxes being recognized in the accompanying financial statements.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period.  Historical loss per share of the accouting acquirer (HOJ) has been adjusted retroactively to refelct the new capital structure of the Company as a result of the Merger Agreement.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying preferred stock aggregating 11,082,796 as of September 30, 2012, have been excluded from the calculation of diluted net loss per common share.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 3 – PROPERTY AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, property and equipment consists of the following:

	September 30,	December 31,
	2012	2011
Website development	$3,500	$3,500
Furniture and equipment	1,098	-
	4,598	3,500
Less accumulated depreciation	(2,458)	(1,750)
	$2,140	$1,750

Depreciation and amortization expense on property and equipment for the three and nine months ended September 30, 2012 and 2011 was $300, $175, $700 and $500, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The owner of HOJ LLC (beginning March 5, 2012, the President/CEO of the Company) has historically advanced funds to the Company from time to time for working capital.  As of September 30, 2012 and December 31, 2011, advances payable to this party were $89,442 and $116,379, respectively.  These advances are non-interest bearing, unsecured, and due on demand.

NOTE 5 – INVENTORY FINANCING AND FACTORING ARRANGEMENTS

Through March 2012, the Company had an agreement with a finance company which provided financing up to $250,000, secured by the specific goods underlying the goods ordered from the Company’s third-party manufacturer. The finance company made the required payment to the third-party manufacturer at the time a purchase order was placed, and was entitled to demand payment from the Company when the goods were delivered. The Company paid a financing fee equal to 4.75% of the purchase order amount for each transaction, plus administrative fees. Additional charges of 0.16% per day (57.6% annualized) were incurred if the financing remained open for more than 30 days. The inventory financing payable was $23,712 at December 31, 2011, and interest expense during the nine months ended September 30, 2012 was $223 (none in 2011).  Amounts outstanding under this agreement were paid in full when the agreement expired in April 2012.

In September 2012, the Company entered into a factoring agreement with the same finance company described above which will provide financing up to $250,000, secured by the accounts receivable and inventory of the Company. The finance company will advance to the Company up to 80% of eligible accounts receivable and is entitled to collect receivables directly from the Company’s customers.  The Company will pay a financing fee equal to 2.5% for receivable amounts outstanding up to 30 days and an additional rate of 0.084% (30.7% annualized) per day after the initial 30 days with a maximum exposure of 60 days.  As of September 30, 2012, no invoices have been factored under this agreement.

In October 2012, the Company entered into a purchase order financing arrangement with this same finance company which supplements the factoring agreement above.  The finance company will advance up to 100% of the manufacturing and shipping costs at the time a Company purchase order is submitted to the manufacturer.  The Company will pay a financing fee equal to 3.85% of the purchase order amount for each transaction, plus administrative fees.  Additional charges of 0.13% per day (47.4% annualized) are incurred if the financing remained open for more than 30 days.  As of October 31, 2012, the Company has borrowed approximately $58,000 under the purchase order financing and factoring agreement described above.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Related Party Management Agreement with AMHC Managed Services:

Effective March 1, 2012, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMHC Services”), a subsidiary of AMHC.  The significant terms of the Management Agreement provided for monthly payments to AMHC Managed Services in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMHC Managed Services, including the expertise of the position of AMHC Managed Services’ Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file.  The Management Agreement term was 24 months, and required the Company to pay AMHC Managed Services a monthly fee equal to $27,500 per month ($192,500 expensed during the nine months ended September 30, 2012).

On October 1, 2012, AMHC Services suspended the accounting and financial management services provided under the Management Agreement due to a delay in paying the monthly management fee due October 1st.  Both the Company and AMHC Services immediately notified the other party of a breach of contract and requested the other party to cure the default within 20 days.  The Company has hired a contract accountant to provide financial management and accounting services in the interim and has been attempting to negotiate a mutual agreement to terminate the Management Agreement.  As of November 12, 2012, no agreement has been reached.

WBCP License Agreement:

The Company has a license with WBCP that allows the Company the use of the character names, costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover.  This license expires January 31, 2013 and provides for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license. As of October 31, 2012, the Company has paid all of the required minimum royalty payments and is currently in negotiations with WBCP to extend the term of this license agreement.

Service Agreements:

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the three and nine months ended September 30, 2012 and 2011 totaled approximately $2,000, $41,000, $0,  and $0, respectively.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $3,000 and $14,000 for the three and nine months ended September 30, 2012, respectively and $1,600 for the three and nine month ended September 30, 2011.

NOTE 7 – INCOME TAXES

As discussed in Note 1, the Company entered into the Merger Agreement with HOJ, whereby on July 25, 2012, the Company acquired HOJ in a reverse triangular merger (the “Acquisition”).   Because all of the operating businesses of AMHC were contemporaneously sold within five business days after the Acquisition, the transaction has been accounted for as a recapitalization of HOJ.  Accordingly, the consolidated statement of operations includes the historical results of HOJ (a Colorado Corporation) and its predecessor entities, HOJ LLC (a limited liability company) and HOJ JV (a partnership).

Through March 5, 2012 (the date of incorporation of HOJ), no provision for income taxes has been provided in the accompanying combined financial statements because HOJ LLC and HOJ JV elected to file as partnerships, and therefore HOJ was not subject to income taxes, and, that such taxes are the responsibility of the individual member/partners.

Beginning March 5, 2012, HOJ began recording a provision for deferred income tax assets and liabilities in order to reflect the net tax

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 7 – INCOME TAXES (CONTINUED)

effects of temporary differences between (i) the tax basis of assets and liabilities and (ii) their reported amounts in the financial statements.  The provision is based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amounts expected to be realized.

On July 25, 2012, the Company acquired HOJ and began recording a provision for deferred income tax assets and liabilities for the combined companies.  As of September 30, 2012, the Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Acquisition in July 2012, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry-forward that the Company could utilize in the future to offset taxable income. We have not completed a detailed Section 382 study at this time to determine what impact, if any, that ownership changes may have had on our operating loss carry-forwards.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series A Preferred holders may convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the “Financial Milestone” has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock. Subsequent to the HOJ Merger on July 24, 2012 through September 30, 2012, one Series A Preferred holder converted 1,667 Series A Preferred Shares into 13,336 shares of the Company’s common stock.

Common stock:

On March 30, 2012, the owners of HOJ LLC and HOJ JV assigned the net assets of HOJ LLC and HOJ JV to HOJ in exchange for 61,295,271 shares of the Company’s common stock.  As a result, on March 30, 2012, the Company’s equity accounts were reclassified to reflect this change in legal organization of the Company, with no impact on total equity (deficit).

In April 2012, 4,290,669 shares were issued as founders shares to three individuals.  In connection with the Company’s 2012 private placement, in April and May 2012, 15,323,818 shares were issued at $0.033 per share for cash of $500,000.  In August 2012, the Company issued 3,218,002 shares of the Company’s common stock at $0.065 per share for cash of $210,000.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

In connection with the Sale described in Note 1, a HOJ shareholder holding the equivalent of 612,953 shares of common stock asserted his rights as a dissenting shareholder under the Colorado Business Corporation Act and has demanded payment for the fair value amount of his shares as of the date of the Sale.  As of September 30, 2012, the Company estimated the fair value of these shares to be $20,000 and has recorded a payable to shareholder in the amount of $20,000 and corresponding increase to Stockholders’ deficit.

Stock options:

Effective March 11, 2009, AMHC established the 2009 Stock Option Plan (“the “2009 Plan).  The 2009 Plan established by AMHC was retained by the Company after the Acquisition.  Under the 2009 Plan, the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 7,000,000 shares of common stock. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. As of September 30, 2012, stock options to purchase 1,837,070 shares of common stock have been granted under the 2009 Plan.

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 11,500,000 shares of common stock. As of September 30, 2012, stock options to purchase 766,190 shares of common stock have been granted under the 2012 Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility. The expected term of stock options is based upon historical exercise behavior and expected exercised behavior. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future.

A summary of the weighted average assumptions used to value stock options for the nine months ended September 30, 2012 and 2011 are as follows:

	2012	2011
Risk free interest rate	0.33%	1.16-1.77%
Expected volatility	104%	91.94%
Expected term	3 years	4 years
Expected dividend yield	n/a	n/a

During the nine months ended September 30, 2012, the Company granted options to purchase an aggregate of 766,190 shares of common stock with a weighted-average grant-date fair value of $0.055.  The options were granted to one employee for sales development and have an exercise price of $0.0326 per share and an expiration term of three years.  The options vest 383,095 each on April 5, 2013 and 2014 based upon the achievement of the performance objectives determined by management, as defined.  Management has evaluated the performance criteria as of September 30, 2012 and determined it is unlikely that the performance objective will be met for 2013 or 2014 and accordingly has not recognized any stock based compensation during the three or nine month period ended September 30, 2012.  No options were exercised during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, AMHC granted options to purchase an aggregate of 892,500 shares of common stock with a weighted average grant date fair value of $0.16.  No options were exercised during the nine months ended September 30, 2011.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following table sets forth the activity in the Plan for the nine months ended September 30, 2012:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
Options	Option	price	life	value
Outstanding at January 1, 2012	2,087,070	$0.42
Granted	766,190	$0.03
Exercised	-	$-
Forfeited/Cancelled	(250,000)	$0.26
Outstanding at September 30, 2012	2,603,260	$0.22	1.60	$102,613

Vested or Expected to Vest at September 30, 2012	1,337,070	$0.36	0.94	$-
Exercisable at September 30, 2012	1,331,649	$0.36	0.93	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2012.

As a result of the reorganization described in Note 1, the Company has not recognized any stock-based compensation costs previously recorded on the books of AMHC prior to the date of reorganization.  During the periods ended September 30, 2012 and 2011, the Company recognized $1,139 and $0 stock based compensation, respectively, in general and administrative expenses.  As of September 30, 2012, the Company does not expect outstanding options to acquire 1,266,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2012:

		Weighted
	Number	average
	of	grant date
	Options	fair value
Non-vested options at January 1, 2012	603,217	$0.10
Granted	766,190	$0.06
Vested	(41,263)	$0.25
Forfeited/Cancelled	(56,533)	$0.27
Non-vested options at September 30, 2012	1,271,611	$0.06

As of September 30, 2012, there was $79,011 of total unrecognized compensation costs related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.7 years if certain performance criteria are met.

HANGOVER JOE’S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants:

Summarized information about warrants outstanding and exercisable at September 30, 2012 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Warrants	Shares	price	life	value
Outstanding at January 1, 2012	1,551,000	$0.29
Issued for Services	6,229,528	$0.03
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at September 30, 2012	7,780,528	$0.09	$2.13	$-

Vested or Expected to Vest at September 30, 2012	1,651,000	$0.28	$0.48	$-
Exercisable at September 30, 2012	1,651,000	$0.28	$0.48	$-

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  Management has evaluated the performance criteria and currently does not anticipate that the sales thresholds in 2012 or 2013 will be met and accordingly no stock-based compensation has been recognized during the nine months ended September 30, 2012. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

In August 2012, the Company granted a warrant to an investor relations firm to purchase up to 100,000 shares of common stock that vested immediately.  This warrant has a three-year term and an exercise price of $0.10 per share, and approximately $17,549 has been recognized in general and administrative expenses during the quarter ended September 30, 2012.

Contributed Services

Prior to March 31, 2012, the Company’s owners/officers contributed management and administrative services to the Company.  The fair value of those services has been recorded as an expense in the accompanying combined financial statements based on the estimated fair value for such services, with a corresponding credit to contributed capital.  The fair value of the historical services was estimated based on the compensation per employment terms that were entered into in March 2012.  Contributed services were $0, and $50,000 for the three and nine months ended September 30, 2012, respectively and $37,500 and $112,500 for the three and nine months ended September 30, 2011, respectively.

NOTE 9 – SUBSEQUENT EVENTS

 On October 22, 2012, the Company issued 142,858 shares of common stock to an accredited investor through a private placement for gross proceeds of $10,000.

 ITEM 2.   MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Background

Hangover Joe’s Holding Corporation (“HJHC” or the “Company”) was originally incorporated in the State of Colorado in December 2005 as Across American Real Estate Exchange, Inc. (“AAEX”) to facilitate the exchange of real estate properties between individuals under section 1031 of the internal revenue code.  In February 2010, Accredited Members, Inc. (“AMI”), a provider of investor research and management services, was merged with and into a wholly-owned subsidiary of AAEX, and AMI became a wholly-owned subsidiary of the Company.  In May 2010, AAEX changed its name to Accredited Members Holding Corporation.

On July 25, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby on July 25, 2012, the Company acquired HOJ in a reverse triangular merger (the “Acquisition”).  Upon closing the Acquisition, the Company issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ owned approximately 69% of the Company post Acquisition.  The shareholders of the Company prior to the Acquisition owned approximately 31% of the Company post  Acquisition.  As a result of the Acquisition on July 25, 2012, the Company changed its name to Hangover Joe’s Holding Corporation.

The Merger Agreement further provided that, within five business days after the closing of the Acquisition the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by two former directors of the Company, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  Buyer paid $10,000 and assumed all liabilities of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

HOJ is a Colorado corporation formed on March 5, 2012.  HOJ was formed for the purpose of acquiring all of the assets of both Hangover Joe’s Products LLC (“HOJ LLC”) and Hangover Joe’s Joint Venture (“HOJ JV”).  HOJ LLC had conducted operations through HOJ JV, with the owner of HOJ LLC being one of the same owners and control persons of HOJ JV. Effective March 30, 2012, HOJ acquired the net assets of HOJ LLC and HOJ JV through the issuance of common stock of HOJ.  Because HOJ had no significant assets or business operations prior to the merger and each of these entities were owned by the same control group, this transaction was accounted for as a reorganization of entities under common control.  Accordingly, the historical results of operations of HOJ LLC and HOJ JV are included in the results of operations of the Company.

Because all of the operating businesses of AMHC were contemporaneously sold within five business days after the Acquisition, the transaction has been accounted for as a recapitalization of HOJ.  Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of HOJ and its predecessor entities, HOJ LLC and HOJ JV, prior to the date of Acquisition. The historical results of operations and cash flows of AMHC and the Subsidiaries prior to the date of the Acquisition have been excluded from the accompanying consolidated financial statements. The historical stockholders’ equity of HOJ prior to the exchange was retroactively restated (a recapitalization) for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AMHC and HOJ common stock, with an offset to additional paid-in capital.  The restated consolidated accumulated deficit of the accounting acquirer (HOJ) has been carried forward after the exchange.

The term the “Company” as used herein is intended to refer to the Hangover Joes Holding Corporation and its wholly owned subsidiary, Hangover Joes Inc. The Company has a limited operating history and there will be limited continuing impact regarding these operations, and the Company cannot provide any assurance it will be able to raise funds through a future issuance of equity or debt to carry out its business plan.

Plan of Operation

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is also an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the character names, costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, which expires January 31, 2013.  The Company is currently in the process of negotiating an extension to this license agreement.

The Company sells its products primarily to convenience stores, liquor stores and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling its products in February 2011. HOJ is actively seeking to expand the distribution of its product, the Hangover Joe’s Recovery Shot, and has recently entered into distribution agreements to expand its reach to Australia, New Zealand and Canada.

Management Changes

On September 27, 2012 JW Roth submitted his resignation as a director and Chairman of the Company. The Company believes Mr. Roth tendered his resignation because management has placed different priorities for payables made by the Company and Mr. Roth did not agree with those priorities. Further, Mr. Roth was in favor of hiring a candidate as Chief Executive Officer that the remaining Board members did not support.  Michael Jaynes was appointed as Chairman of the Company to replace Mr. Roth.

On November 12, 2012 the Company appointed Michael Jaynes as acting principal financial officer.  Mr. Jaynes will serve in this capacity until a successor can be found and replaces AMHC Managed Services, Inc. which was providing accounting and financial management services pursuant to the Management Agreement.  See Note 6 to consolidated financial statements.

Results of Operations

The Company’s operations have generally grown as the Company has expanded its marketing efforts.  Although the Company’s increased operations have resulted in greater net sales for the Company, the Company’s costs of goods sold and operating costs have also increased.

Three Months Ended September 30, 2012 and September 30, 2011

For the three months ended September 30, 2012, we experienced a consolidated net loss of $394,000 compared to a consolidated net loss of $34,000 during the comparable period last year.  Net Sales and gross profits increased $312,000 or 416% and $101,000 or 246%, respectively from the comparable period last year.  These increases were offset by a $228,000 increase in sales & marketing costs and $232,000 increase in general and administrative expenses from the comparable period last year.

Net Sales

During the three months ended September 30, 2012, the Company generated approximately $387,000 in net sales compared to $75,000 in net sales in the comparable period last year.  The $312,000 or 416% increase from the comparable period last year was primarily due to higher sales volume from new distribution partners in the United States and Canada.  Approximately $170,000 of this increase was due to initial sales order from our distribution partner in Canada.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, increased $211,000 or 621% to $244,000 for the three months ended September 30, 2012 as compared to $34,000 for the same period last year.  This increase was primarily due to higher sales volume described above.  In addition, product royalty costs associated with the Warner Brothers license were higher in 2012 as compared to the same period last year.  The Warner Brothers license agreement was signed in July 2011 and only a portion of the prior year sales were subject to product royalties under this agreement whereas all of the sales made in 2012 were subject to product royalties under this agreement.

Gross Profit

During the three months ended September 30, 2012, the Company realized a gross profit of $142,000 or 37% of net sales compared to $41,000 or 55% of net sales during the same period last year.  Slightly lower average sales prices in 2012 combined with higher product royalty costs associated with the Warner Brothers license were the primary reasons for the decline in gross margin during 2012.

Sales & Marketing Costs

Sales & marketing costs increased $229,000 or 763% to $258,000 for the three months ended September 30, 2012 as compared to $30,000 for the comparable period last year.  This increase was primarily due to expanded marketing efforts to attract distribution partners in the United States, Canada, & Australia.  During 2012, the Company increased its product advertising and provided more sample product to prospective customers.  The Company also hired several new sales consultants and a brand manager to increase its market presence.  Accordingly, the Company experienced higher sales related consulting, travel, and trade show costs in 2012.

General & Administrative Expenses

General and administrative expenses increased $232,000 or 504% to $278,000 for the three months ended September 30, 2012 as compared to $46,000 for the same period last year.  The increase was due to several factors including higher legal and accounting costs associated with the merger and reorganization with Accredited Member Holding Corporation in July 2012, and higher costs associated with the managed service agreement entered into with AMHS Managed Services in March 2012.  Higher investor relations costs during 2012 also contributed to the increase in 2012.

Nine Months Ended September 30, 2012 and September 30, 2011

For the nine months ended September 30, 2012, we experienced a consolidated net loss of $943,000 compared to a consolidated net loss of $158,000 during the comparable period last year.  Net sales and gross profits increased $618,000 or 524% and $192,000 or 300%, respectively from the comparable period last year.  These increases were offset by a $524,000 increase in sales & marketing costs and $454,000 increase in general and administrative expenses from the comparable period last year.

Net Sales

During the nine months ended September 30, 2012, the Company generated approximately $736,000 in net sales compared to $118,000 in net sales in the comparable period last year.  The $618,000 or 524% increase from the comparable period last year was primarily due to higher sales volume from new distribution partners in the United States and Canada added during 2012.  Approximately $170,000 of this increase was due to initial sales order from our distribution partner in Canada during the third quarter of 2012.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, increased $426,000 or 789% to $480,000 for the nine months ended September 30, 2012 as compared to $54,000 for the same period last year primarily due to higher sales volume described above.  In addition, higher product royalty costs associated with the Warner Brothers license signed in July 2011 resulted in nine months of royalty costs in 2012 as compared to approximately two months of royalty costs during 2011.

Gross Profit

During the nine months ended September 30, 2012, the Company realized a gross profit of $256,000 or 35% of net sales compared to $64,000 or 54% of net sales during the same period last year.  The lower gross profit and corresponding gross margin during 2012 was primarily due to the higher product royalty costs associated with the Warner Brothers license which was signed in July 2011.

Sales & Marketing Costs

Sales & marketing costs increased $524,000 or 624% to $607,000 for the nine months ended September 30, 2012 as compared to $84,000 for the comparable period last year. This increase was primarily due to expanded marketing efforts to attract distribution partners in the United States, Canada, & Australia.  During 2012, the Company increased its product advertising and provided more sample product to prospective customers.  The Company also hired several new sales consultants and a brand manager to increase its market presence.  Accordingly, the Company experienced higher sales related consulting, travel, and trade show costs in 2012.

General & Administrative Expenses

General and administrative expenses increased $454,000 or 329% to $592,000 for the nine months ended September 30, 2012 as compared to $138,000 for the same period last year.  This increase was primarily due to higher costs associated with the managed service agreement entered into with AMHS Managed Services in March 2012.  This agreement called for a monthly management fee of $27,500 per month.  The Company also incurred higher legal and accounting costs associated with the merger and reorganization with Accredited Member Holding Corporation completed in July 2012.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the three and nine months ended September 30, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2011, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the nine months ended September 30, 2012, we used proceeds from the sale of common stock through private placements of approximately $710,000 to fund our operations whereas during the comparable period in 2011, we used advances received from related parties of approximately $129,000 to fund our operations.  As described above, the company significantly increased its sales and marketing costs during 2012 to expand its distribution network in the United States, Canada, and Australia.  Cash as of September 30, 2012 was $41,000 as compared to $53,000 at December 31, 2011.

Cash flows used in operating activities for the nine months ended September 30, 2012 was $670,000 as compared to $108,000 for the comparable period last year. This increase in cash used in operations was primarily due to higher sales & marketing and general & administrative expenses during 2012 as compared to the same period last year, and was partially offset by increases in accounts payable and customer deposits.

Cash flows provided by investing activities for the nine months ended September 30, 2012 was $9,000 compared to no cash flows for the comparable period last year.  The increase during 2012 was primarily due to $10,000 proceeds received from the sale of subsidiary interests in July 2012.

Cash flow provided by financing activities for the nine months ended September 30, 2012 was $649,000 compared to $122,000 for the comparable period last year.  During 2012, the Company closed two private placement offerings of common stock for gross proceeds of approximately $710,000.  The proceeds were partially offset by cash outflows to pay inventory financing payables and advances made by related party.  During 2011, cash flow from financing activities consisted primarily of advances received from related parties.

Capital Resources

As of September 30, 2012, we had cash and cash on hand of $41,000 and a working capital deficit of $335,000 as compared to cash and cash on hand of $53,000 and working capital deficit of $150,000 as of December 31, 2011. The decrease in our liquidity and working capital were primarily the result of an increase in accounts payable associated with higher spending in the quarter ended September 30, 2012.

In September 2012, the Company entered into a factoring agreement with a finance company which will provide financing up to $250,000, secured by the accounts receivable and inventory of the Company. The finance company will advance to the Company up to 80% of eligible accounts receivable and is entitled to collect receivables directly from the Company’s customers.  In November 2012, the Company entered into a purchase order financing arrangement with this same finance company whereby the finance company will advance up to 100% of the manufacturing and shipping costs at the time a Company purchase order is submitted to the manufacturer. As of September 30, 2012, the Company had not borrowed any funds under these financing arrangements.

During October and November 2012, the Company added several new distribution partners and continues to increase its net sales.  The Company has relied upon customer prepayments and borrowings under the purchase order financing and factoring agreements above to help fund its operations.  As of October 31, 2012, the Company has borrowed approximately $58,000 under the purchase order financing and factoring agreements to help fund its operations.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from the sale of common stock through private placements to fund its operations.  During the nine months ended September 30, 2012, the Company received gross proceeds of $710,000 from the sale of common stock through private placements.   We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

There were no recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission that are believed to have a material impact on our present or future consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. and (ii) the reported amounts of net sales and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-Q. Our critical accounting policies are outlined below.

Accounts receivable and concentration of credit risk:

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipts up to net 45 days. Four customers comprise approximately 86% of trade accounts receivable at September 30, 2012; these individual customer balances represent approximately 31%, 23%, 16%, and 16% of the total trade accounts receivable.  Three customers comprise approximately 76% of the trade accounts receivable at December 31, 2011; these individual customer balances represent approximately 50%, 15%, and 11% of the total trade accounts receivable. One individual customer accounted for 44% and 23% of net sales for the three and nine months ended September 30, 2012, respectively, while one individual customer accounted for 14% and 9% of net sales for the three and nine months ended September 30, 2011.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $11,624, and $0, respectively.

License and royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the character names, costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover.  This license, as amended, expires January 31, 2013.  The terms of the WBCP license provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties. Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as a prepaid expense in the balance sheet.  The prepaid expense is amortized to royalties in cost of goods sold at a ratio of current period revenues to the total revenues expected to be recorded over the term of the license.  The Company reviews its sales projections quarterly to determine the likely recoverability of its prepaid asset, as well as any unpaid minimum obligation.  If management determines that the prepaid expense is unlikely to be recovered by product sales, prepaid license expense is charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made.

Revenue Recognition

The Company has contractual agreements with certain third-party distributors.  Under the agreements, the Company is not guaranteed any minimum level of sales or transactions.  The Company also offers its products for sale through its website at www.hangoverjoes.com.

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company’s website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer.  For sales to distributors, revenue is usually recognized at the time of delivery.  For sales through the Company’s website, revenue is recognized when the Company receives payment.

Management evaluates the terms of its sales in consideration of the criteria outlined in Principal Agent Consideration with regards to its determination of gross versus net reporting of revenue for transactions with customers.  The Company sells, through its website, Hangover Joe’s Recovery Shots.  In these transactions, management has determined that the Company (i) acts as principal; (ii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) has latitude in establishing price with the customer.  For these transactions, the Company recognizes revenue on a gross basis.

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $7,400 and $17,200 for the three and nine months ended September 30, 2012, and $0 for the comparable  periods in 2011.

Supplier/Manufacturer Concentration and Cost of Goods Sold

The Company relies on its third-party suppliers for raw materials necessary for its products, and it relies on a third-party manufacturer for the production of its product.  Although the Company believes that it could utilize alternative suppliers and manufacturers, any delay in locating and establishing relationships with other suppliers/manufacturers could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability.  The Company’s third-party manufacturer acquires some ingredients from suppliers outside of the United States.  Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations.  These factors could result in a delay in or disruption of the supply of certain raw materials.  Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, packaging supplies, and shipping charges incurred to deliver the product. Raw material costs account for the largest portion of the cost of sales. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and acting principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to immediately take any action to remediate the material weaknesses identified.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 1, 2012, AMHC Managed Services Inc. suspended the accounting and financial management services provided to the Company pursuant to the Management Agreement due to a pending contract dispute over payment of monthly management fees.  On October 2, 2012, the Company hired a contract accountant to provide accounting and financial management services in place of AMHC Managed Services.  The suspension and transition of these accounting and financial management services may materially impact certain accounting controls and procedures used to ensure adequate internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  RISK FACTORS

See our Form 8-K filed on July 30, 2012 for changes to the risk factors applicable to the Company.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered equity securities that occurred during the period covered by this report and through November 5, 2012, have been previously disclosed in our current report on Form 8-K filed on July 30, 2012 except for on October 22, 2012 the Company issued 142,858 shares of its common stock for aggregate gross proceeds of $10,000 from an accredited investor. No commissions or other remuneration were paid on the transaction. The shares were issued pursuant to the exemption under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

Item 5. OTHER INFORMATION

On November 12, 2012 the Company appointed Michael Jaynes as acting principal financial officer.  Mr. Jaynes will serve in this capacity until a successor can be found and replaces AMHC Managed Services, Inc. which was providing accounting and financial management services pursuant to the Management Agreement.

Item 6. EXHIBITS

Exhibit No.	Title
2.1	Agreement and Plan of Merger and Reorganization dated July 25, 2012 by and among Accredited Members Holding Corporation, AMHC Merger Corp., and Hangover Joe’s Inc., Filed herewith
2.2
Purchase and Indemnification Agreement dated July 27, 2012 by and among Accredited Members Holding Corporation, Hangover Joe’s Inc., Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc., Filed herewith

3.1.1	Articles of Incorporation. Incorporated by reference from Form SB-2 Registration Statement, January 29, 2007.
3.1.2	Amendment to Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.
3.1.3	Amendment to the Articles of Incorporation. Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
3.1.4	Amendment to the Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2012 and filed on August 14, 2012
3.1.5	Amendment to the Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2012 and filed on August 14, 2012
3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer). Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: November 14, 2012	By:	/s/ Michael Jaynes
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Michael Jaynes
Chief Financial Officer