Form 10-K
period 2012-12-31
Hangover Joe's Holding Corp
filed 2013-04-15
CIK 1388132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from ______ to _____

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☑

There were 122,591,301 shares of the registrant's $0.001 par value common stock outstanding as of April 8, 2013. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2012, computed by reference to the closing sales price on that date was approximately $1,667,000.

HANGOVER JOE’S HOLDING CORPORATION

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2012

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s business plan operations, the Company’s anticipated growth and potential in its business, the financial performance and/or gains by companies in which the Company holds a position, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

PART I

ITEM 1.  BUSINESS

Overview:

Hangover Joe’s Holding Corporation and its wholly-owned subsidiary Hangover Joe’s Inc. (collectively the “Company”) sell an all-natural two-ounce beverage shot formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers. The Company sells its products primarily to convenience stores, liquor stores, and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling an original hangover recovery shot in February 2011 and later, with the signing of the Hangover movie license, began selling the licensed Hangover Joe’s Recovery Shot in July 2011.

Organization and Merger/Reorganization:

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

On July 25, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby on July 25, 2012, AMHC acquired HOJ in a reverse triangular merger (the “Acquisition”).  Upon closing the Acquisition the AMHC issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ owned approximately 69% of the Company post Acquisition.  The shareholders of the AMHC prior to the Acquisition owned approximately 31% of the Company post Acquisition.  In connection with the Acquisition on July 25, 2012, AMHC changed its name to Hangover Joe’s Holding Corporation.

The Merger Agreement further provided that within five business days after the closing of the Acquisition, the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being AMI, AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by two former directors of the Company, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  The Buyer paid $10,044 and assumed all liabilities related to the business of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

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

Because all of the operating businesses of AMHC were sold within five business days after the Acquisition, the transaction has been accounted for as a recapitalization of HOJ.  Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of HOJ and its predecessor entities, HOJ LLC and HOJ JV, prior to the date of the Acquisition. The historical results of operations and cash flows of AMHC and the Subsidiaries prior to the date of the Acquisition have been excluded from the accompanying consolidated financial statements. The historical stockholders’ equity of HOJ prior to the Acquisition has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AMHC and HOJ common stock, with an offset to additional paid-in capital.  The restated consolidated accumulated deficit of the accounting acquirer (HOJ) has been carried forward after the exchange.

Product:

Our flagship product, The Hangover Recovery Shot is a patent pending liquid 2 ounce shot that contains several essential vitamins, supplements and antioxidants and was specifically designed by a laboratory chemist to help relieve the symptoms associated with an alcohol induced hangover.  The Hangover Recovery Shot was designed to be taken the morning after to rapidly replace some of the key nutrients necessary to relieve the symptoms associated with a hangover and promote recovery.  It contains a blend of B-vitamins including Vitamin B6, Vitamin B12, Niacin (B3) and Folic acid (B9).  Other key supplements and antioxidants include Taurine, Kudzu, Caffeine, Green tea leaf extract, Black pepper extract, and Picamilon.  The combination of acai fruit extract, mangosteen fruit extract, goji berry concentrate gives The Hangover Recovery Shot its unique fruit punch flavor that is considered superior to other energy shots and recovery drinks.

The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers and each two ounce bottle contains special images, quotes and logos from The Hangover motion picture released in 2009 and/or The Hangover Part II motion picture released in 2011.

Our product is primarily sold to distributors in either a 12-pack display carton or 2-pack carton.  The 12-pack display carton can be positioned at the check-out counter using a company provided two-tier display unit or on a standard retail shelving unit.  The 2-pack carton comes attached to a clip strip which can be attached to a shelving unit or attached to the front of cooler door.

Industry Overview

The hangover recovery drink category is a new and emerging category within the energy drink and shot market.  The hangover recovery segment is relatively new and is primarily composed of a number of smaller manufacturers of recovery shots and drinks including NOHO, GTOX, Hangover Gone, Last Call, Mercy, and Last Round.

The energy drink and shot market is a larger more established market segment and is currently dominated by well-known companies such as, Red Bull, Monster Energy, and Rockstar Energy Drinks.  According to Mintel International, sales of energy drinks and shots in 2011 totaled about $7 billion.  Sales of energy shots are expected to grow 98% between 2011 ($1.3 billion) and 2016 ($2.5 billion), representing a compounded annual growth rate of approximately 15 percent.

The energy shot market is primarily dominated by 5-Hour Energy with Stacker 2 6-Hour Power, and Red Bull Energy Shots all competing for a smaller stake in this market.  Beverage Digest reported that 5-hour Energy, which overwhelmingly dominates the energy shots category, grew about 23% in 2011 across all four channels: convenience stores, drug stores, mass merchandisers and supermarkets.

The Company intends to ride this significant growth trend in the energy shot market and to lead a new $200+ million recovery drink category, separate and distinct from energy shots.  The Company believes our license with the Hangover movie series provides us with a significant branding advantage.  Further, we believe our taste profile is superior to the taste profile of other energy shots and hangover recovery products.

Manufacturing and Packaging

We do not directly manufacture our products, but instead outsource the manufacturing process to third party laboratory and co-packing facility. Our co-packaging arrangements are terminable upon notice and do not obligate us to produce any minimum quantities of products within specified periods.

Manufacturing Arrangement

Our Hangover Joe’s Recovery Shot formula is currently manufactured by a third party laboratory in the United States.  The third party laboratory is responsible for purchasing all raw material ingredients for our product including flavors, dietary ingredients, special herbs and supplements.  The product is blended to our formula using specially filtered water.  Once blended, the liquid is then shipped to our co-packing facility.

Co-Packing Arrangement

Our Hangover Joe’s Recovery Shot liquid is bottled and packaged at a co-packing facility in the central United States. We generally are responsible for arranging for the purchase and delivery of labels and packaging materials to our third party co-packers.  The co-packing facility provides bottles and caps, and packages the product according to our specifications.  Finished goods are maintained at the co-packing facility until shipment to our customers.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to plastic shot bottles, caps, labels, flavors, dietary ingredients, and other ingredients we might not be able to satisfy demand on a short-term basis.

We believe a short disruption or delay in production would not significantly affect our revenues; however if alternative co-packing facilities are not available for our products at commercially reasonable rates or within a reasonably short time period, if at all, a lengthy disruption or delay in production of our products could significantly affect our revenues. As we grow, we will continue to actively seek alternative and/or additional advantageously located co-packing facilities in the United States with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to mitigate the risk of a disruption in production.

Distribution

During 2012, we continued to expand the distribution of our product in both domestic and international markets. With very little marketing and public relations activities to date, the Company has rapidly expanded the distribution of Hangover Joe’s Recovery Shot to over 15,000 accounts in the United States, and recently entered into distribution agreements in Australia, New Zealand and Canada. The Company has determined that convenience store distributors provide a solid foundation for building our distribution network within the United States.  In addition, liquor and tobacco distributors also provide an advantage as two distinct groups facing general volume decline in their core products (beer and tobacco), hence the need for new products which can quickly ramp sales. Concurrently, we also are pursuing relationship with mass merchandisers such as Walmart, Target, CVS, Walgreens, Kmart and national /regional supermarket chains.

The Company currently has over 40 distributors with over 15,000 retail accounts and growing.  Many of the well-known established retail chains who currently offer Hangover Joe’s include 7-Eleven, RaceTrac, Loves Truck Stops, Valero Corner Stores, Hastings Entertainment, MGM Resorts, Harrah’s, Terrible Herbst Gas Stations, Aloha Gas, Long's Drugs, Kwik Shops, select Bed Bath & Beyond, Stripes Convenience stores with more pending.

Also, based upon recent successes and increasing international distributor agreements in Australia, New Zealand and Canada, the Company believes the international markets to be a game changing opportunity. Since the original Hangover movie and the Hangover Part II movie have been shown in over 40 countries we have received several unsolicited inquiries from distributors in the European Union and South East Asia.

We continually seek to expand distribution of our products by entering into agreements with other regional or direct store delivery distributors with established sales, marketing and distribution organizations. Many of our distributors distribute other energy shot products. In many cases, such products compete indirectly with our products.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are plastic shot bottles, dietary ingredients and other packaging materials, the costs of which are subject to fluctuations.  Most of our raw materials are purchased by our manufacturing laboratory and co-packing facilities and included as part of the cost billed to the Company.  Overall, the Company did not experience any significant increase in costs charged by the manufacturing and co-packing facilities.

Generally, raw materials utilized by us in our business are readily available from numerous sources. However, the Company’s third-party manufacturer acquires some ingredients from suppliers outside of the United States.  Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations.  These factors could result in a delay in or disruption of the supply of certain raw materials.  Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

Competition

The energy drink and energy shot market are highly competitive and the energy shot market in particular is dominated by 5-Hour Energy. The key areas of competition are pricing, packaging, development of new products and flavors as well as promotional and marketing strategies.  Our product competes directly with other emerging recovery shot products. Currently these products are produced by smaller less established manufacturers.  Our Hangover Recovery Shot also indirectly competes with other energy shot products from much larger well-known companies such as 5-Hour Energy, Stacker 2, and Red Bull. These more established energy shot companies have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, brand exposure and marketing as well as pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures could cause our products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

We believe that our product compares favorably with other energy shot products because of our superior taste profile and powerful branding relationship with the Hangover movie series. In addition, we are one of the few recovery shots taken next day.

We have experienced and continue to experience competition from new entrants in the hangover recovery and energy shot categories.

Sales and Marketing

Our sales and marketing strategy is to focus our efforts on developing brand awareness through industry and distributor trade shows, marketing at special events, and product sampling. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including advertising, in-store promotions and in-store placement of point-of-sale materials, racks, and coolers) to increase demand from consumers for our products.

Our sales and marketing efforts are primarily focused on major metropolitan areas with strong entertainment cultures including New York, Miami, San Francisco, Los Angeles, San Diego, Las Vegas, New Orleans, and Chicago.  We also are focused on leveraging the marketing and sales value of The Hangover III movie due to be released on Memorial Day weekend 2013.

Customers

As of the date of this Report, our products can be found in the U. S. and in select international markets of Australia, Canada, and New Zealand.

Domestically, the Company sells its products primarily to convenience store, liquor store, and grocery store distributors, as well as through online internet sales. Two convenience store distributors accounted for 28% of our annual net sales during 2012.

During 2012, the Company entered into distribution agreements with international partners in Australia, Canada, and New Zealand.  Net sales to our international partners accounted for 26% of our annual net sales during 2012.

The Company plans to expand its domestic and international distribution networks during 2013 as opportunities and resources permit.

Seasonality

Sales of hangover recovery products are somewhat seasonal, with slightly higher sales volumes during the holiday season in the fourth quarter.  The Company also anticipates higher sales volume near the release of the Hangover III movie in May 2013.  Quarterly fluctuations may also be affected by other factors including the introduction of new products, the opening of new markets particularly international markets, the addition of new distributors, and increased or decreased advertising and promotional expenses.

Licenses & Royalties

Warner Bros. License Agreement

The Company’s original license with Warner Bros. Consumer Products, Inc. (“WBCP”) permits the Company to use the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover.  This license had an initial term through January 31, 2013 and provided for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license.

In January 2013, the Company extended its product license agreement with WBCP to January 31, 2016. Further, the extension added certain channels of distribution and added the costumes, artwork, logos and other elements depicted in the 2011 movie The Hangover Part II. Similar to the initial agreement, the extension required certain agreed-upon minimum royalty payments over the next three years, the first of which was paid from the proceeds from the TCA revolving credit facility in January 2013.

Royalty Agreements

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in July 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined.

The Company also has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined.

Intellectual Property

We have several registered trademarks and pending applications in various countries worldwide, and we apply for new trademarks on an ongoing basis. We regard our trademarks, service marks, copyrights, domain names, trade dress, and similar intellectual property as very important to our business.  We consider Hangover Joe’s Get Up & Go® and Hangover Joe’s® to be our core trademarks.

We protect our trademarks by applying for registrations and registering our trademarks with the United States Patent and Trademark Office and with government agencies in other countries around the world, particularly where our products are distributed and sold.  We assert copyright ownership of the statements, graphics and content appearing on the packaging of our products.

Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

We enforce and protect our trademark rights against third parties infringing or denigrating our trademarks by opposing registration of conflicting trademarks, and initiating litigation as necessary.

Government Regulation

The Hangover Joe’s Recovery Shot is categorized as a dietary supplement by the U.S. Food and Drug Administration (“FDA”) and are generally regulated under a different set of regulations than those covering "conventional" foods and drug products. Dietary supplements are regulated by the FDA under the Dietary Supplement Health and Education Act of 1994 (DSHEA).  Under the DSHEA, manufacturers of dietary supplements or dietary ingredient are responsible for ensuring that the product is safe before it is marketed and making sure that product label information is truthful and not misleading.

Generally, manufacturers of dietary supplements do not need to register their products with FDA or get FDA approval before producing or selling these supplements. Under FDA regulations, all domestic and foreign companies that manufacture, package, label or hold dietary supplements, including those involved with testing, quality control, and dietary supplement distribution in the U.S., must comply with the Dietary Supplement Current Good Manufacturing Practices (CGMPs) for quality control.

Outside the United States, the production, distribution and sale of our product is also subject to numerous similar and other statutes and regulations.

Compliance with Environmental Laws

The manufacturing and co-packing facilities that we utilize in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, nor do we expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

Employees

As of December 31, 2012, we employed three employees of which two were employed on a full-time basis. One employee serves in administrative and operational capacities and two employees serve in sales and marketing capacities.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”).  You may read and copy such material at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also find the Company’s SEC filings at the SEC’s website, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Our Internet address is www.hangoverjoes.com.  Information contained on our website is not part of this annual report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on www.hangoverjoes.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.  RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

General Company Risks

The Company has a limited operating history and limited revenues from operations. The Company was formed in December 2005 and its wholly-owned subsidiary was formed in March 2012. The Company has engaged in active business operations in a limited capacity through its predecessor entities. Therefore, the Company is subject to many risks common to enterprises with limited operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited customers and revenue sources. The Company’s ability to successfully generate sufficient revenues from operations is dependent on a number of factors, including availability of funds to fund its current and anticipated operations, and to commercialize its business concept. There can be no assurance that the Company will not encounter setbacks with the on-going development and implementation of its business plan, or that funding will be sufficient to allow it to fully implement its business plan. In addition, the Company’s assumptions and projections may not prove to be accurate, and unexpected capital needs may arise. If such needs arise, the Company’s inability to raise additional funds, either through equity or debt financing, will materially impair its ability to implement its business plan and generate revenues. Further, as a result of the recent volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions, it could be difficult for the Company to obtain funding to allow it to continue developing its business operations.

The independent auditors’ report on the Company’s financial statements reflects a “going concern” explanatory paragraph. As a result of losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report on its consolidated financial statements as of, and for the year ended, December 31, 2012, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. the Company’s ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

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

The Company’s success will depend, in large part, on its ability to hire qualified and experienced executive officers, managers, and other personnel. The Company’s officers and directors do not have significant experience with early stage companies and only limited experience in manufacturing and distributing products. Its success will depend largely on its ability to hire the necessary executive level and managerial level personnel to oversee its business operations. There can be no assurance that the Company will be able to successfully identify, attract, hire, train, and/or retain such executive level personnel or the necessary administrative, marketing and customer service personnel. Competition for such personnel can be intense and there is no certainty that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on the Company’s business, operations and financial condition.

The Company likely will need additional capital in the future, which may not be available on acceptable terms. The development of the Company’s business model will likely require significant additional capital in the future to, among other things, fund its operations and growth strategy. The Company may rely on bank financing and also may seek access to the debt and/or equity capital markets. There can be no assurance, however, that these sources of financing will be available on reasonable terms, or at all. If the Company is unable to raise additional capital, its growth could be significantly impeded and/or it may be unable to execute its business model.

As a new business venture, the Company’s start up and operational costs may be greater than projected. The costs of new business start-ups in the Company’s industry are often underestimated and may increase because of factors beyond the Company’s control. Such factors may include legal costs, labor disputes, governmental regulations, equipment breakdowns, costs of raw materials, disputes with its manufacturers or distributors, governmental regulatory interference and other disruptions. While the Company intends to manage these costs diligently, the risk of running over budget is always significant and may have a substantial adverse impact on the Company’s profitability. In such event, additional sales of the Company stock or additional financing may be required to continue the Company’s business, and there can be no guaranty that the Company could successfully conclude such additional sales or obtain such additional financing at all or on terms acceptable to the Company, which could have a materially adverse effect on the Company and its operations and result in the loss of some or all of the investor’s investment in the Company.

Because the Company depends on outside suppliers with whom the Company does not have long-term agreements for raw materials, the Company may be unable to obtain adequate supplies of raw materials for its products at favorable prices or at all, which could result in product shortages and back orders for its products, with a resulting loss of net sales and profitability. The Company purchases all of its raw materials for the manufacture of its products from third-party suppliers. It also relies on third-party co-packers for certain of its products. A number of the Company’s products contain one or more ingredients that may only be available from a single source or supplier. Any of those suppliers could discontinue selling to the Company at any time. Those suppliers or government regulators may interpret new regulations (including GMP regulations) in such a way as to cause a disruption in the Company’s supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or the Company to discontinue, change or suspend the sale of certain ingredients or components. Although the Company believes that it could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. The Company is also subject to delays associated with raw materials. These can be caused by conditions not within its control. The Company acquires some ingredients from suppliers outside of the United States. Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. These factors could result in a delay in or disruption of the supply of certain raw materials. Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

The sale of ingested products involves product liability and other risks. Like other distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims if the use of its products results in illness or injury. The products that the Company sells in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on the Company’s business as existing insurance coverage may not be adequate. Distributors of vitamins, nutritional supplements and minerals, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company’s insurance coverage would harm the Company by adding costs to its business and by diverting the attention of senior management from the operation of its business. The Company may also be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for the Company and reduce its revenue. In addition, the products the Company distributes, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect the Company’s brand and may result in decreased product sales and, as a result, lower revenues and profits.

Significant additional labeling or warning requirements may inhibit sales of affected products. Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of the Company’s product. If these types of requirements become applicable to the Company’s product under current or future environmental or health laws or regulations, they may inhibit sales of such products.

The Company is dependent on certain third party agreements for a percentage of revenue. The Company has contractual agreements with certain third-party distributors. Under the agreements, these third parties control when and how often the Company’s products are offered and the Company is not guaranteed any minimum level of sales or transactions. Additionally, some agreements contain exclusive rights in specified locations to promote the Company’s products during the contract term and for specified years thereafter. If any third party elects not to renew their agreement or reduces the promotion of the Company’s products, the Company’s operating profits will suffer. Additionally, in certain instances, the Company could be prohibited from selling its products through competitors of these third parties for a specified time after the termination of the agreements.

The Company’s business is subject to online security risks, including security breaches and identity theft. To succeed, online commerce and communications must provide a secure transmission of confidential information over public networks. Currently, a limited number of the Company’s customers authorize the Company to bill their credit cards directly for all fees it charges. The Company relies on third party software products to secure its credit card transactions. Although the Company has developed systems and processes that are designed to protect consumer information and prevent fraudulent payment transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may adversely affect the Company’s operating results.

The Company relies on efficient and reliable internet. The Company’s business also depends on a number of third parties for Internet access, and the Company has limited control over these third parties. Should the Company lose its network connections, its ability to fulfill orders through its website would be delayed. Further, if the Company’s website becomes unavailable for a noticeable period of time due to Internet or communication failures, its business could be adversely affected, including harm to its brand and loss of sales.

As a new business enterprise, the Company likely will experience fluctuations in its operating results. The Company's operating results may fluctuate significantly as a result of a variety of factors, many of which are outside its control. As a result of the Company's lack of operating history it is difficult for the Company to forecast its revenues or earnings accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to the Company’s planned expenditures would have an immediate, adverse effect on its business, results of operations and financial condition.

If the Company fails to manage its growth effectively, its business could be harmed. Failure to manage the Company’s growth effectively could harm its business. The Company’s business model anticipates that it will expand its sales and distribution network. To manage its growth effectively, the Company will have to develop and enhance its systems, procedures and controls and locate, hire, train and retain management and operating personnel. The Company cannot offer any assurance that it will be able to respond on a timely basis to all of the changing demands that its planned expansion will impose on its management and infrastructure. If the Company is unable to manage its growth effectively, its business and operating results could be materially adversely impacted.

The Company is dependent on its key personnel, and the loss of any could adversely affect its business. The Company depends on the continued performance of its officers and directors, particularly Michael Jaynes, Michael Malm and Eric Skae, who have contributed significantly to the expertise of the planning and development of the Company’s business. To date, the Company has not entered into an employment agreement with any of its key personnel. If the Company loses the services of any key individuals and is unable to locate suitable replacements for such persons in a timely manner, its business could be materially adversely affected. The Company does not expect to obtain key man life insurance for any members of management in the foreseeable future.

Criticism of the Company’s product and/or the market generally could adversely affect its operating results. Criticism of the Company’s product, including criticism by healthcare professionals and other criticism for a variety of reasons, could affect consumer opinions of its product and result in decreased demand, which in turn could have an adverse effect on its results of operations and business.

Changes in the business environment for the Company’s product could impact its financial results. The business environment for the Company’s product is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. If the Company is unable to successfully adapt to this rapidly changing environment, its business could be negatively affected.

If the Company’s intellectual property rights under the license agreement decline in popularity, its financial condition may materially suffer. The Company’s license agreement with Warner Bros. Consumer Products, Inc., described above, allows the use of the costumes, artwork logos and other elements depicted in the 2009 movie “The Hangover and the 2011 movie “The Hangover II.” Currently these movies enjoy a great deal of popularity. The Company’s strategy has been to capitalize on the movies popularity as a marketing vehicle to sell the Company’s products. If these movies should suffer a decline in popularity, the return on the Company’s marketing efforts will be significantly less than the Company has anticipated.

The Company may be unable to extend the license agreement upon expiration of the current term and its financial condition may materially suffer. The Company’s license agreement with Warner Bros. Consumer Products, Inc., described above, expires January 31, 2016. The agreement may be extended upon agreement of the parties, but there is no assurance that the parties will be able to come to terms with an extension of the agreement. If the Company is required to rebuild its branding, it could negatively affect the Company’s cash flow and business.

If the Company is not able to effectively protect its intellectual property, its business may suffer a material, negative impact and may fail. The Company believes that its brand is important to its success and competitive position. If the Company is unable to secure trademark protection for its intellectual property in the future or that protection is inadequate for future products, the Company’s business may be materially adversely affected. Further, the Company cannot be sure that its activities do not and will not infringe on the intellectual property rights of others. The Company’s predecessor, the LLC, experienced a patent infringement claim against the product formula it used, and the LLC quickly changed its formula in response to those claims prior to any significant product sales occurring, thereby minimizing any damage claims. If similar claims are made against the Company’s current product formula, the Company may not be able to effectively minimize damage claims due to its significant sales pipeline. If the Company is compelled to prosecute infringing parties, defend its intellectual property or defend itself from intellectual property claims made by others, it may face significant expenses and liability as well as the diversion of management’s attention from the Company’s business, any of which could negatively impact the Company’s business or financial condition.

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

 As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.   Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with which the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.  In general, buying low-priced penny stocks is very risky and speculative.  The Company’s common stock is currently defined as a penny stock under the Securities and Exchange Act of 1934, and rules thereunder.   You may not be able to sell your shares when you want to do so, if at all.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

As a company with a class of securities registered pursuant to the 1934 Act the Company has significant obligations under the 1934 Act. Having a class of securities registered under the 1934 Act is a time consuming and expensive process and subjects the company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations is expensive and requires a significant amount of management’s time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company and its subsidiary do not own or lease any real property.  The Company utilizes a third party laboratory and separate co-packing facility to manufacture, package and store its raw material and finished goods inventory on a short-term basis. Our co-packaging arrangements are generally are terminable upon notice and generally do not obligate us to rent or lease any warehouse space.

The Company’s principal business address for legal and business correspondence is Hangover Joe’s Holding Corporation, 9457 S. University Blvd, #349, Highlands Ranch, CO. 80126-4976 and our telephone number is (303) 872-5939 and our website is www.hangoverjoes.com.

ITEM 3.  LEGAL PROCEEDINGS

AMHC/Botdorf Settlement

On October 24, 2012, John Botdorf filed a complaint against Hangover Joe’s Inc., (Civil Action No. 1:11-CV-00391) in the District Court in El Paso County Colorado alleging Hangover Joe’s Inc entered into an employment contract with Mr. Botdorf as CEO and then breached the foregoing contract causing damages.  On December 10, 2012, AMHC Managed Services, Inc., (“AMMS”) filed a demand for arbitration with the American Arbitration Association ("AAA"), naming Hangover Joe's Inc. as the respondent in Case Number AAA#77148Y0034812 alleging among other things, breach of contract of a Management Services and Founders Agreement dated March 1, 2012.  AMMS was seeking damages for unpaid Management fees of $27,500 per month from October 1, 2012 through February 28, 2014.

On January 14, 2013, the Company and Hangover Joe’s Inc. entered into a settlement agreement and release with AMMS, J.W Roth, David Lavigne, and Mr. Botdorf to settle the civil complaint and demand for arbitration discussed above. The parties agreed that the Management Services Contract was terminated effective October 1, 2012.  In consideration, the Company issued 3,000,000 shares of common stock to AMMS and 1,500,000 shares of common stock to John Botdorf.  On January 15, 2013, AMMS filed a notice of dismissal with prejudice with the AAA pursuant to the terms of the settlement agreement. The Company believed both the civil complaint and the demand for arbitration were without merit, but agreed to settle these legal matters to minimize further litigation costs and to allow management to focus on the business and operations of the Company.

Applied Food Sciences Settlement

On December 12, 2012, the Company entered into a settlement agreement and mutual release with Applied Food Sciences, Inc. (“Applied”) with respect to civil action 1:11-CV-00391 filed in the United States District Court for the Eastern District of Texas Beaumont Division whereby the Company agreed to pay $5,000 in satisfaction of all claims.  Applied claimed that the Company was infringing on its patent for the use of glucarate and its derivatives such as glucuronolactone.  The Company believed this suit was frivolous and without merit, but agreed to settle this suit to minimize further litigation costs.  The Company believes glucarate or its derivatives are not effective or necessary in the relief or recovery of the symptoms of an alcohol induced hangover.  As a result, the Company removed any form of glucarate or its derivatives from early versions of its formula many years back and accordingly this settlement did not require the Company to modify or make any adjustments to its current formula.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “HJOE”. Prior to July 25, 2012, our common stock was quoted on the OTC Bulletin Board under the symbol “AMHC”. The table below sets forth the high and low bid prices of HJOE common stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com).  The quotations reflect inter-dealer prices without retail markup, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2012	$0.08	$0.08
September 30, 2012	0.19	0.16
June 30, 2012	0.09	0.06
March 31, 2012	0.09	0.09

December 31, 2011	0.38	0.38
September 30, 2011	0.25	0.25
June 30, 2011	0.22	0.22
March 31, 2011	0.80	0.80

The closing sales price of HJOE’s common stock as reported on April 8, 2013, was $0.091 per share, which was last reported trade of HJOE’s common stock on the OTC – Bulletin Board.

The Company also has outstanding 87,501 shares of Series A Preferred Stock.  Each share of Series A stock is currently convertible into 8 shares of Company common stock, and each Series A share is entitled to 8 votes per share.  The Series A stock votes as a single class with the Company’s common stock.

In January 2013, the Company issued 125,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into common shares based upon a formula equal to one divided by the average of the volume weighted average price for the common stock for the five business days immediately prior to the date a “Conversion Notice” (as defined) is provided to the Company. The Holder of outstanding shares of Series B Preferred Stock shall be entitled to vote as a single class with the Common Stock and each share of Series B Preferred Stock shall have one vote per share.

Holders

As of April 8, 2013, there were 255 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Since its inception the Company has not declared or paid cash or other dividends on its Common Stock.  The Company has no plans to pay any dividends, although it may do so if its’ financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends, although our debt covenants with TCA restrict our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has two active equity compensation plans.

The Company’s shareholders approved the adoption of the 2009 Stock Option Plan (the “2009 Plan”) in March 2009.  Initially, a total of 2,603,000 shares of Company common stock were reserved for issuance under the 2009 Plan. On October 6, 2010, the Company’s Board of Directors adopted an amendment to the plan increasing the shares reserved for issuance under the plan to 7,000,000 shares (the “Amendment”).  Although the Amendment received more than a majority of the votes cast at a meeting of shareholders held on December 15, 2010, it did not receive a sufficient number of votes to be approved by the shareholders.  The sole reason for seeking shareholder approval of the Amendment was to permit certain options granted pursuant to the Plan to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code.  The adoption of the Amendment itself was not subject to shareholder approval.  As a result, although the Amendment is effective, since shareholder approval was not received within one year of the Amendment’s adoption by the Board, options granted from those shares that are a part of the Amendment will not be eligible to be considered Incentive Stock Options under Section 422 of the Internal Revenue Code. As of December 31, 2012, stock options to purchase 650,000 shares of common stock are outstanding under the 2009 Plan.

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 11,500,000 shares of common stock. As of December 31, 2012, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

In April 2013, the Company’ Board of Directors reduced the number of common shares reserved under the 2012 Stock Option Plan from 11,500,000 shares to 4,500,000 and reduced the number of common shares reserved under the 2009 Stock Option Plan from 7,000,000 shares to 650,000 shares.  The reduction in shares reserved under the option plans was implemented to increase the number of common shares available for issuance for capital funding purposes.

The Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company pursuant to the terms outlined in the 2009 Plan and 2012 Plan.    The purpose of the equity compensation plans are to provide financial incentives for selected employees, advisors, consultants and directors of the Company, thereby promoting the long-term growth and financial success of the Company.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,916,190	(1)	$0.11	2,233,810	(2)

Equity compensation plans not approved by security holders	6,739,528	(3)	$0.05	-

Total	9,655,718		$0.07	2,233,810

(1)	Consists of 650,000 options granted pursuant to the 2009 Plan and 2,266,190 options granted pursuant to the 2012 Plan.

(2)
Consists of 515,930 shares available for issuance under the 2012 Plan after taking into consideration the reduction of shares available under the Plan of Recapitalization in March 2013 discussed above.

(3)
Consists of four warrants issued for services. The first warrant to acquire 500,000 shares at an exercise price of $0.29 was issued for business development services and all the shares underlying the warrant remain subject to a vesting schedule.  The second warrant to acquire 10,000 shares at an exercise price of $0.40 is fully vested.  The third warrant to acquire 6,129,528 shares at an exercise price of $0.0326 per share was issued to Michael Malm and is subject to a vesting schedule based upon the Company meeting certain sales targets during 2012 and 2013.  The Company did not meet the sales target in 2012 and warrants to acquire 3,064,764 common shares were cancelled on January 1, 2013.  The remaining warrants to acquire 3,064,764 shares are subject to vesting on a sales target in 2013. The fourth warrant to acquire 100,000 common shares at an exercise price of $0.11 was issued to a consultant for investor relations services and is fully vested.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through April 12,2013, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the following:

On November 20, 2012, the Company issued 100,000 shares of its common stock in a private placement transaction.  The shares were issued at $0.07 per share for total proceeds of $7,000.  Because the investor represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

On December 19, 2012, the Company issued 267,526 shares of its common stock in a private placement transaction.  The shares were issued at $0.07 per share in exchange for reduction in trade payables aggregating $18,727.  Because the investors represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

Repurchases of Equity Securities

The Company did not repurchase any shares of the Company’s common stock during the year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, including projections under our licensing and distribution arrangements, the Company’s anticipated growth potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” above.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

The Merger Agreement further provided that, within five business days after the closing of the Acquisition the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being AMI., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by two former directors of the Company, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  Buyer paid $10,044 and assumed all liabilities of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

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

Plan of Operation

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is also an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits the Company to use the costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” and the 2011 movie “The Hangover Part II” during the term of the license agreement, which as amended expires January 31, 2016.

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

Management Changes

On September 27, 2012 JW Roth submitted his resignation as a director and Chairman of the Company. The Company believes Mr. Roth tendered his resignation because management had placed different priorities for payables made by the Company and Mr. Roth did not agree with those priorities. Further, Mr. Roth was in favor of hiring a candidate as Chief Executive Officer that the remaining Board members did not support.  Michael Jaynes was appointed as Chairman of the Company to replace Mr. Roth.

On November 12, 2012 the Company appointed Michael Jaynes as acting principal financial officer.  Mr. Jaynes will serve in this capacity until a successor can be found and replaces AMHC Managed Services, Inc. which was providing accounting and financial management services pursuant to the Management Agreement.

In March 2013, Eric Skae was appointed Interim Chief Operating Officer.

Results of Operations

The Company’s operations have generally grown as the Company has expanded its marketing efforts.  Although the Company’s increased operations have resulted in greater net sales for the Company, the Company’s costs of goods sold and operating costs have also increased.

Year Ended December 31, 2012 and December 31, 2011

For the year ended December 31, 2012, we experienced a consolidated net loss of $2,145,000 or $.03 per common share compared to a consolidated net loss of $257,000 or less than $.01 per common share during the comparable period last year.  Net sales and gross profits increased $799,000 or 285% and $177,000 or 125%, respectively from the comparable period last year.  These increases were offset by a $2,064,000 increase in operating expenses from the comparable period last year.

Net Sales

During the year ended December 31, 2012, the Company generated approximately $1,079,000 in net sales compared to $280,000 in net sales in the comparable period last year.  The $799,000 or 285% increase from the comparable period last year was primarily due to higher sales volume from new distribution partners in the United States, Canada, and Australia added during 2012.  Approximately $270,000 of this increase was due to initial sales order from our distribution partners in Canada and Australia during the third and fourth quarters of 2012, respectively.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, increased $623,000 or 449% to $761,000 for the year ended December 31, 2012 as compared to $139,000 for the same period last year primarily due to higher sales volume described above.  In addition, higher product royalty costs associated with the Warner Brothers license signed in July 2011 resulted in full year of royalty costs in 2012 as compared to approximately two months of royalty costs during 2011. Cost of goods sold was also higher in 2012 due to the write-off of approximately $75,000 of packaging materials due to a change in images under the Warner Brothers license.  The Company anticipates that cost of goods sold will decline in 2013 due to reduction in the Warner Brother royalty rate and increased operational efficiencies associated with change in co-packers in March 2013.

Gross Profit

During the year ended December 31, 2012, the Company realized a gross profit of $318,000 or 29% of net sales compared to $141,000 or 50% of net sales during the same period last year.  The lower gross profit and corresponding gross margin during 2012 was due to several factors including i) a higher product royalty costs associated with the Warner Brothers license which was signed in July 2011 ii) write-off of packaging materials of approximately $75,000 in 2012 and iii) generally lower average sales prices realized on sales to distributors and international partners.  The Company anticipates that gross profit and corresponding gross margins will improve in 2013 due to anticipated reduction in product royalties and improved efficiencies at a new co-packer facility.

Sales & Marketing Costs

Sales & marketing costs increased $640,000 or 319% to $841,000 for the year ended December 31, 2012 as compared to $200,000 for the comparable period last year. This increase was primarily due to expanded marketing efforts to attract distribution partners in the United States, Canada, New Zealand & Australia.  During 2012, the Company increased its product advertising and provided more sample product to prospective customers.  The Company also hired several new sales brokers and brand manager consultants to increase its market presence.  Accordingly, the Company experienced higher sales related consulting, travel, and trade show costs in 2012.

General & Administrative Expenses

General and administrative expenses increased $579,000 or 302% to $771,000 for the year ended December 31, 2012 as compared to $192,000 for the same period last year.  This increase was primarily due to higher legal and accounting costs associated with the merger and reorganization with Accredited Members Holding Corporation completed in July 2012.  In addition, the Company experienced higher overall costs associated with operating a public company as compared to a private company in 2011.

Management Fees – Related Party

This expense is solely attributable to the monthly management fee of $27,500 paid to AMHS Managed Services from March 1, 2012 to September 30, 2012.  The managed services agreement was terminated effective October 1, 2012.

Settlement costs

For the year ended December 31, 2012, the Company recorded accrued settlement cost for the estimated fair value of 4,500,000 shares issued to AMHC Managed Services, it two principals and an independent third party in settlement of certain claims associated with the managed service agreement and other matters.  On January 14, 2013, the Company issued 4,500,000 shares to the respective parties in settlement of these claims.

Interest Expense

Interest expenses increased $1,000 to $7,000 for the year ended December 31, 2012 as compared to $6,000 for the same period last year.  This increase was primarily due to higher overall average borrowings under the purchase order financing and factoring arrangements during 2012 as compared to 2011.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the year ended December 31, 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the year ended December 31, 2012, we primarily used proceeds from the sale of common stock through private placements of approximately $727,000 and borrowings under purchase order financing and factor arrangements to fund our operations whereas during the comparable period in 2011, we used advances received from related parties of approximately $83,000 and approximately $23,000 of borrowings under inventory financing arrangements to fund our operations.  As described above, the company significantly increased its sales and marketing costs during 2012 to expand its distribution network in the United States, Canada, New Zealand and Australia.  Cash as of December 31, 2012 was approximately $9,000 as compared to $53,000 at December 31, 2011.

Cash flows used in operating activities for the year ended December 31, 2012 was $815,000 as compared to $43,000 for the comparable period last year. This increase in cash used in operations was primarily due to higher sales & marketing and general & administrative expenses during 2012 as compared to the same period last year.  The negative cash flows from these higher expenses were partially offset by increases in accounts payable and accrued liabilities.

Cash flows provided by investing activities for the year ended December 31, 2012 was $8,000 compared to no cash flows for the comparable period last year.  The increase during 2012 was primarily due to $10,000 proceeds received from the sale of subsidiary interests in July 2012.

Cash flow provided by financing activities for the year ended December 31, 2012 was $764,000 compared to $96,000 for the comparable period last year.  During 2012, the Company closed three private placement offerings of common stock for gross proceeds of approximately $727,000.  In addition, the Company had net borrowings under inventory financing payables of approximately $74,000 during 2012 as compared to $24,000 during 2011. These proceeds during 2012 were partially offset by cash outflows to repay advances made by related party of approximately $27,000.  During 2011, the Company received $83,000 in advances received from related parties.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash on hand of approximately $9,000 and a working capital deficit of $1,407,000 as compared to cash and cash on hand of $53,000 and working capital deficit of $150,000 as of December 31, 2011. The decrease in our liquidity and working capital were primarily the result of an increase in accounts payable associated with higher spending in the quarter ended December 31, 2012.  In addition, the Company recorded accrued settlement costs of $652,000 and accrued consulting costs of $225,000 during 2012.  Both of these accrued liabilities were settled through an issuance of common stock in January 2013.

In September 2012, the Company entered into a factoring agreement with a finance company which provided financing up to $250,000, secured by the accounts receivable and inventory of the Company. The finance company advanced the Company up to 80% of eligible accounts receivable and was entitled to collect receivables directly from the Company’s customers.  In November 2012, the Company entered into a purchase order financing arrangement with this same finance company whereby the finance company advanced up to 100% of the manufacturing and shipping costs at the time a Company purchase order was submitted to the manufacturer. As of December 31, 2012, the Company had borrowed approximately $98,000 under these financing arrangements.  Amounts outstanding under these agreements were paid in full in January 2013 when the Company entered into the revolving credit facility described below.

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 and is to be used only as permitted under the specified use of proceeds. The line of credit has a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. At closing, the Company was advanced $425,000 less fees and closing costs.  The Company anticipates using this borrowing facility to help fund its operations in 2013.

In March/April 2013, the Company’ Board of Directors reduced the number of common shares reserved under the 2012 Stock Option Plan from 11,500,000 shares to 4,500,000 and reduced the number of common shares reserved under the 2009 Stock Option Plan from 7,000,000 shares to 650,000 shares thereby increasing the number of common shares available for issuance by 10,350,000.

In April 2013, the Board of Directors approved the authorization of 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred shares have voting rights equal to three votes per share and contain an automatic conversion into 15,000,000 common shares immediately upon the Company obtaining shareholder approval of, and filing with the Colorado Secretary of State, an increase in authorized common stock to at least 200,000,000 shares.

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The warrants may be redeemed by the Company if certain conditions are met, including that the shares underlying the warrants have been registered and the common stock trades at or above $.20 per share for 20 trading days. The first tranche of $500,000 is to be deposited on or before April 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before April 26, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. On April 12, 2013, the Company received $50,000 toward the first investment tranche.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from the sale of common stock through private placements to fund its operations.  During the year ended December 31, 2012, the Company received gross proceeds of $727,000 from the sale of common stock through private placements.   We anticipate that we will continue to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have any impact on the Company’s financial position, results of operations or liquidity.

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

Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in this Form 10-K. Our critical accounting policies are outlined below.

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipts up to net 45 days.

Two customers comprise approximately 78% of trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65% and 13% of the total trade accounts receivable.  Three customers comprise approximately 76% of the trade accounts receivable at December 31, 2011; these individual customer balances represent approximately 50%, 15%, and 11% of the total trade accounts receivable. Four customers accounted for 54% of net sales for the year ended December 31, 2012; these individual customer sales represent approximately 18%, 16%, 10%, and 10% of annual net sales.  Three customers accounted for 36% of net sales for the year ended December 31, 2011; these individual customer sales represent approximately 14%, 12%, and 10% of annual net sales.  During 2012, sales to distribution partners in Canada and Australia accounted for approximately 16% and 10% of annual net sales.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of December 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $21,624, and $0, respectively.

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover and the 2011 movie, The Hangover Part II.  This license, as amended, expires January 31, 2016.  The terms of the WBCP license provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties. Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as a prepaid expense in the balance sheet.  The prepaid expense is amortized to royalties in cost of goods sold at a ratio of current period revenues to the total revenues expected to be recorded over the term of the license.  The Company reviews its sales projections quarterly to determine the likely recoverability of its prepaid asset, as well as any unpaid minimum obligation.  If management determines that the prepaid expense is unlikely to be recovered by product sales, prepaid license expense is charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made.

Revenue Recognition

The Company has contractual agreements with certain third-party distributors.  Under the agreements, the Company is not guaranteed any minimum level of sales or transactions.  The Company also offers its products for sale through its website at www.hangoverjoes.com.

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company’s website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer.  For sales to distributors, revenue is usually recognized at the time of delivery.  For sales through the Company’s website, revenue is recognized at the time of shipment.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $43,100 and $17,800 for the years ended December 31, 2012 and 2011, respectively.

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, co-packing fees, and in-bound freight charges. Raw material costs account for the largest portion of the cost of goods sold. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses.

Supplier/Manufacturer Concentration

The Company relies on its third-party suppliers for raw materials necessary for its products, and it relies on third-party manufacturers for the production of its product.  Although the Company believes that it could utilize alternative suppliers and manufacturers, any delay in locating and establishing relationships with other suppliers/manufacturers could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability.  The Company’s third-party manufacturer acquires some ingredients from suppliers outside of the United States.  Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations.  These factors could result in a delay in or disruption of the supply of certain raw materials.  Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

Sales and Marketing Expenses

Sales and marketing costs include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials, trade shows, other marketing expenses and product design expenses.

Freight-Out Costs

Freight-out costs incurred to ship product to customers and are included in sales & marketing expense in the accompanying consolidated statements of operations. Total freight-out costs were approximately $47,000 and $30,000 for the year ended December 31, 2012 and 2011, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2012.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

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

(2)
Limited staffing within our accounting operations. The Company has utilized a limited number of consultants to provide bookkeeping and accounting functions during 2012. The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience throughout 2012 to ensure that accurate and reliable financial statements of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, our ability to take any significant or immediate action to remediate these material weaknesses is limited.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our financial organization. As part of this commitment, we will (when funds and/or additional resources are available to the Company) consider taking the following actions: (1) appoint outside directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

ITEM 9B.  OTHER INFORMATION

Series C Preferred Stock

In April 2013, the Board of Directors approved the authorization of 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred shares have voting rights equal to three votes per share and contain an automatic conversion into 15,000,000 common shares immediately upon the Company obtaining shareholder approval of, and filing with the Colorado Secretary of State, an increase in authorized common stock to at least 200,000,000 shares.

Private Placement

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 is to be deposited on or before April 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before April 26, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. On April 12, 2013, the Company received $50,000 toward the first investment tranche.

The common shares and underlying common shares attributable to the Series C Preferred Stock and warrants will have piggyback registration rights that will be triggered if the Company files a registration statement with the Securities and Exchange Commission for the resale of other securities. The warrants may be redeemed by the Company if certain conditions are met, including that the shares underlying the warrants have been registered and the common stock trades at or above $.20 per share for 20 trading days. The Investor will be entitled to one seat on the Company's Board of Directors, and certain other development and distribution rights, as defined.

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

Name	Position	Age	Year Appointed as Officer or Director
Michael Jaynes	Director, President, CEO and CFO	54	2012
Michael Malm	Director	50	2012
Eric Skae	Interim COO	49	2013

Michael Jaynes

Michael Jaynes was appointed President/Chief Executive Officer and Director of the Company in July 2012. Mr. Jaynes was founder of HOJ LLC and HOJ JV, both of which were predecessors-in-interest to HOJ, and has been involved in developing the business plan through those entities. Mr. Jaynes has over 21 years’ experience as a trial attorney, most recently in his own firm of Michael Jaynes, PC in Jackson, Tennessee. Prior to private practice, Mr. Jaynes was an employee of the Tennessee Supreme Court as an Assistant Public Defender. In 2008, Mr. Jaynes retired from the practice of law and has been involved in developing what is now Hangover Joe’s, Inc. Mr. Jaynes graduated from Lambuth University (Jackson, Tennessee) in 1983 with a Bachelors of Science degree in Political Science. He received his JD from Nashville School of Law in 1987.

Michael Malm

Michael Malm was appointed as Director of the Company in July 2012.  Mr. Malm has been a Director of HOJ since March 2012. Since 2003, Mr. Malm has been an Executive VP of the Crystal Art Gallery, where he has successfully developed a staff of designers to create wall décor for major retailers. In this position, Mr. Malm also negotiated and acquired licenses for wall décor and negotiated and created new sales programs with major retailers. From 1999 through 2003 Mr. Malm was an Executive VP of Crystal Art of Florida, taking over management of the company in a hostile takeover. Prior to 1999, Mr. Malm was the President of O.S.P. Publishing, a consumer products company specializing in manufacturing and selling licensed products. Mr. Malm graduated from the University of Southern California in 1984 with a degree in Business.

Eric Skae

Eric Skae was appointed Interim COO in March 2013.  Eric Skae joined the Company from consumer package goods consulting firm, The Bricktown Group (“Bricktown”), where he is the Managing Partner. Prior to Bricktown, he served as Chairman and Chief Executive Officer of publicly traded beverage company New Leaf Brands Inc.(Ticker: NLEF), from September 28, 2008 to February 14, 2012. While there, he recapitalized and led the Company’s transition from a highly leveraged nutritional supplement business to a pure play non-alcoholic beverage Company. Prior to that, Mr. Skae founded Skae Beverage International, LLC, in October 2002, the U.S. Distributor for Iceland Spring Water and the creator of New Leaf Teas. In September 2008, he engineered the sale of the Company to Baywood International (the precedent public company to New Leaf Brands, Inc.). Prior to Skae Beverage International, Mr. Skae worked in the beverage industry in senior-level sales, marketing and distribution roles including President and General Manager, Fresh Solutions, Inc. (a Division of Saratoga Beverage Group), Director of Sales at Fresh Samantha Inc. (now a subsidiary of Coca Cola, Ticker: KO), Vice-President of National Accounts at Hansen Beverage Company (Ticker: MNST) and Regional Manager at Arizona Beverages. Mr. Skae graduated from Northwood University with a Bachelor Degree in Business Administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2012, and subsequently, we believe that during the Company’s 2012 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

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

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

The Company does not have a separately designated nominating committee.  The Company does not have such a committee because we currently believe that given our small size, the fact that none of the members of our Board are not currently considered “independent”, and because no Company securities are traded on a major stock exchange, that such a committee is not currently necessary.  Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees.  In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

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

ITEM. 11.  EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2012 and 2011 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

					(1)
					Option		All Other
Name and	Fiscal	Salary		Bonus	Awards		Compensation		Total
Principal Position	Year	($)		($)	($)		($)		($)
Michael Jaynes,
Chairman, President, Chief Executive Officer, and Chief Financial Officer (2)	2012	$43,548	(3)	$-	$-		$3,883	(4)	$47,431
	2011	$-		$-	$-		$-		$-

Michael Malm,
Vice President Sales (5)	2012	$-		$-	$126,313	(6)	$30,565	(7)	$156,878
	2011	$-		$-	$-		$-		$-

JW Roth,
Former Co-Chairman and	2012	$113,750	(9)	$-	$-		$-		$113,750
Chief Executive Officer (8)	2011	$210,000		$1,015	$-		$-		$211,015

David Lavigne,
Former Co-Chairman and	2012	$113,750	(11)	$-	$-		$-		$113,750
Chief Financial Officer (10)	2011	$210,000		$1,015	$-		$-		$211,015

(1)
Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See Note 11 to the consolidated financial statement for discussion regarding assumptions used to calculate fair value under the Black-Scholes-Merton valuation model.

(2)	Mr. Jaynes was appointed as President and Chief Executive Officer on July 25, 2012. Mr. Jaynes was appointed Chairman on October 2, 2012 and Chief Financial Officer on November 12, 2012.

(3)
Mr. Jaynes has an annual salary of $100,000 of which $43,548 was earned from the date of the merger (July 25, 2012) (“Merger Date”) through the end of December.  Due to limited capital resources, Mr. Jaynes deferred $21,529 of salary during 2012.

(4)	Benefits for company paid health insurance for Mr. Jaynes and his family from the Merger Date through the end of December totaled $3,883.

(5)	Mr. Malm was appointed Vice President Sales on the Merger Date.

(6)
In connection with the AMHC Merger, Mr. Malm was granted a warrant to acquire 6,129,528 shares of Company common stock with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively. This warrant replaces a warrant issued by Hangover Joe’s Inc and later assumed by the Company in the AMHC Merger.  Management has evaluated the performance criteria and has not recognized any stock based compensation in its consolidated financial statements for the year ended December 31, 2012.  Pursuant to SEC instructions, this amount represents the calculated fair value of warrants to acquire 6,129,528 shares of common stock granted to Mr. Malm assuming all performance conditions are met.

(7)
Pursuant to an agreement, Mr. Malm is paid a 3% royalty on net sales to customers in United States and Canada.  Mr. Malm is also paid a commission of 6% on direct sales and 4% on indirect sales made by sales reps hired by Mr. Malm. Mr. Malm earned $16,601 and $13,963 in royalties and commissions respectively from the Merger Date through the end of December.  As part of his agreement, Mr. Malm received commission draws aggregating $33,000 from the Merger Date through the end of December.  The commission draws have not been included as earned compensation.

(8)	Mr. Roth served as Chief Executive Officer from December 3, 2010 through Merger Date. Mr. Roth served as Co-Chairman until July 25, 2012 and then as Chairman through October 2, 2012.

(9)	Mr. Roth was paid an annual base salary of $210,000 for 2011 and through the Merger Date in 2012.

(10)	Mr. Lavigne served as Co-Chairman and Chief Financial Officer from December 3, 2010 through the Merger Date.

(11)	Mr. Lavigne was paid an annual base salary of $210,000 for 2011 and through the Merger Date in 2012.

The Board of Directors acting in lieu of a compensation committee, is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  To date, the Company has not retained an independent compensation consultant to assist the Company in reviewing and analyzing the structure and terms of the Company’s executive officers.  Moreover, throughout much of the Company’s fiscal year, the same persons serving on the Board also served as Company executive officers.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

•	Base salary;
•	Stock option awards and/or equity based compensation
•	Discretionary cash bonuses
•	Royalties or Commissions for sales of company product
•	Other employment benefits including health and dental insurance.

Base Salary

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

Stock Option Plan Benefits

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

Commissions and Royalties

The Company has placed a significant amount of emphasis on its executive officers’ ability to help grow the Company’s business through organic growth.  As such the Company has adopted certain commission formulas for paying its executive officers commissions on sales of product provided by the Company.

In March 2012, the Company entered into a representative agreement with Michael Malm who became executive officer and member of the Company’s board of directors in July 2012. Under this agreement, as amended, Mr. Malm is entitled to a commission of between 4% and 6% of sales made by Mr. Malm and certain sales brokers, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Mr. Malm earned $16,601 and $13,963 in royalties and commissions respectively from the Merger Date through the end of December.  As part of his agreement, Mr. Malm received commission draws aggregating $33,000 from the Merger Date through the end of December.  The commission draws have not been included as earned compensation.

Other Compensation/Benefits

Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance.

Stock Option, Stock Awards and Equity Incentive Plans

During 2012, the Company did not grant any stock options or stock option awards to named executive officers under the 2009 or 2012 Stock Option Plan.  However, the Company did grant a warrant to purchase 6,129,528 shares of common stock to Mr. Malm outside the equity incentive plans during fiscal 2012.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2012.  There were no equity awards granted to the named executive officers during 2011.

Number of Securities
Underlying Unexercised
	Warrants (1)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date

Michael Malm, VP Sales, Director	-	6,129,528	0.0326	04/30/2015

(1)  In April 2012, the Company granted a warrant to Mr. Malm to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled.

Compensation of Directors

To date, the Company has not provided any of the persons serving as on its directors any separate or additional consideration for serving on the Board.  Therefore, each of the persons who served on the Company’s Board of Directors during fiscal 2012 and 2011 also served as executive officers, all compensation they received was provided in their capacity as executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s Common Stock at April 8, 2013, was 122,591,301.  Additionally, the Company had 87,501 shares of its Series A Convertible Preferred Stock Outstanding (the “Series A Stock”) and 125,000 shares of its Series B Convertible Preferred Stock Outstanding (“Series B Stock”).  Holders of shares of Series A Stock vote as a single class with the Common Stock, and each share of Series A Stock is entitled to eight votes per share. Holders of shares of Series B Stock vote as a single class with the Common Stock, and each share of Series A Stock is entitled to one vote per share. The number of total voting shares calculated on an as converted basis is 123,291,309.

The following table sets forth the beneficial ownership of the Company’s common stock as of April 8, 2013, by each director and each executive officer of the Company and by all directors and executive officers as a group.   The listed directors and executive officers do not have any beneficial ownership in Series A Stock or Series B Stock. To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership		Percent of Common Stock	Percent of Voting Stock (4)
Michael Jaynes 9457 S University Blvd #349 Highlands Ranch, CO 80126	Director, President and CEO	30,647,636	(1)	25.0%	24.9%

Michael Malm 9457 S University Blvd #349 Highlands Ranch, CO 80126	Director, Vice President Sales	3,064,764	(2)	2.5%	2.5%

Eric Skae 9457 S University Blvd #349 Highlands Ranch, CO 80126	Interim COO	1,300,000	(3)	1.0%	1.0%

All current directors and executive officers as a group (three persons)		35,012,400		28.3%	28.3%

(1)	Consists of 30,647,636 shares of common stock held by Alcoy International Services. Mr. Jaynes has sole dispositive voting power over shares held by Alcoy International Services.

(2)	Consists of 3,064,764 shares of common stock.

(3)	Consists of 1,300,000 shares of common stock held by Bricktown Beverage LLC. Mr. Skae is managing partner and has sole dispositive voting power over shares held by Bricktown Beverage LLC.

(4)	Represents percentage of beneficial ownership for all classes of voting stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s voting stock as of April 8, 2013, by each person (other than the directors and executive officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock	Percent of Voting Stock (2)

Daimiel Global Resources (2) 1000 Bourbon Street New Orleans, LA 70116	26,147,636	21.3%	21.2%

(1)	Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2)	Represents percentage of beneficial ownership for all classes of voting stock.

(3)	Shawn Adamson is General Manager of Daimiel Global Resources and an employee of the Company.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The Company’s Board of Directors as a whole is charged with reviewing and approving all related party transactions. There have not been any transactions, or proposed transactions, to which the Company was or is to be a party, in which any Company director, officer, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except those outlined below.  On July 25, 2012 the Company completed a merger transaction whereby HOJ became a wholly owned subsidiary of the Company (the “HOJ Merger”).  The following disclosure is with respect to material transactions between the Company and related parties since July 25, 2012, and with respect to material transactions between HOJ and related parties since its inception.

1.
The Company’s President/CEO (former owner of HOJ LLC) has historically advanced funds to the Company and predecessor entities from time to time for working capital.  As of December 31, 2012 and December 31, 2011, advances payable to this party were $89,442 and $116,379, respectively.  These advances are non-interest bearing, unsecured, and due on demand.

2.
In March 2012, the Company entered into a representative agreement with Michael Malm who became a member of the Company’s board of directors in July 2012. Under this agreement, as amended, Mr. Malm is entitled to a commission of between 4% and 6% of sales made by Mr. Malm and certain sales brokers, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to Mr. Malm for the year ended December 31, 2012 and 2011 totaled approximately $49,500 and $12,500, respectively. Effective April 1, 2012, the Company agreed to pay Mr. Malm a $6,000 draw per month against commissions.  As of December 31, 2012, net prepaid expenses related to draws in excess of commissions were approximately $28,200.

3.
Effective March 1, 2012, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMHC Services”), a subsidiary of AMHC to provide financial management and accounting services to HOJ. The Management Agreement term was 24 months, and required the Company to pay AMHC Managed Services a monthly fee equal to $27,500 per month ($192,500 expensed during the year ended December 31, 2012). On October 1, 2012, AMHC Services suspended the accounting and financial management services provided under the Management Agreement due to a dispute under the contract.

4.
On January 14, 2013 the Company entered into a settlement agreement with AMHC Services, the principal owners of AMHC Services, and a separate shareholder pursuant to which the respective parties released each other from certain claims. Under the terms of the settlement the Company issued AMHC Services 3,000,000 shares of its common stock, and issued the separate shareholder 1,500,000 shares of its common stock.  The fair value of the shares issued under this settlement was $652,500 based upon the closing price of the stock on the date of the signed settlement agreement.  As a result of this settlement, the Company recorded an accrued settlement liability of $652,500 on its consolidated balance sheet as of December 31, 2012 and has recorded a corresponding settlement cost on its consolidated statement of operations for the year ended December 31, 2012.

5.
In March 2013, the Company hired one of the principal owners of The Bricktown Group (“Bricktown”) to become the interim COO of the Company.  In November 2012, the Company entered into a consulting agreement with Bricktown to provide beverage management and strategic advisory consulting services to the Company.  The consulting agreement has an initial term of six months with an automatic extension of 180 days provided neither party has provided a written notice to not extend the agreement.  The contract can be terminated upon written notice at any time, but the Company is obligated to pay any fees accrued under the agreement.  The agreement requires the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until that Company raised at least $300,000 in debt or equity.  The Company is to issue 3,000,000 shares of the Company's common stock, of which 1,500,000 shares are issuable upon request after January 4th, 2013 and 1,500,000 shares are issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

Based upon the terms of the agreement, the Company has determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and has calculated a fair value of $225,000 based upon the closing market price on this date.  Accordingly, the Company has recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued.  The stock based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and is being amortized over the initial 3 months of this agreement. For the year ended December 31, 2012, the Company recognized consulting expense of $81,383 related to this agreement. The measurement date for the second tranche of 1,500,000 shares is March 1, 2013.  The fair value of these shares is determined based upon the closing market price of the Company’s common stock on this date and will be amortized over the remaining 3 months of the contract.  On January 10, 2013 the Company issued the initial 1,500,000 shares of its common stock to Bricktown.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Jaynes and Malm.  Neither of the directors are considered “independent” as that term defined by Section 803A of the NYSE Amex Company Guide in as much as each of the directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) billed the Company and its predecessor, AMHC, aggregate fees in the amount of approximately $61,000 for the fiscal year ended December 31, 2012, and approximately $51,000 for the fiscal year ended December 31, 2011.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, reviews of the interim consolidated financial statements included in our reports on Forms 10-Q and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

GHP Horwath billed us aggregate fees in the amount of $25,000 during the fiscal year ended December 31, 2012, for the audit services performed related to the acquisition of HOJ.

Tax Fees

GHP Horwath did not bill us for any tax fees for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

GHP Horwath did not bill us for any other fees for the fiscal years ended December 31, 2012 and 2011.

Audit Committee’s Pre-Approval Practice

In as much as the Company does not have an audit committee, the Company’s board of directors performs the functions of its audit committee.  Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2012 fiscal year.

PART IV

ITEM 15.  EXHIBITS

Exhibit No.	Title
2.1
Agreement and Plan of Merger and Reorganization dated July 25, 2012 by and among Accredited Members Holding Corporation, AMHC Merger Corp., and Hangover Joe’s Inc., Incorporated by reference from Form 10-Q for the quarter ended September 30, 2012 and filed on November 14, 2012.

2.2
Purchase and Indemnification Agreement dated July 27, 2012 by and among Accredited Members Holding Corporation, Hangover Joe’s Inc., Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc., Incorporated by reference from Form 10-Q for the quarter ended September 30, 2012 and filed on November 14, 2012.

3.1.1	Articles of Incorporation. Incorporated by reference from Form SB-2 Registration Statement filed on January 29, 2007.
3.1.2	Amendment to Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended March 31, 2010 and filed on May 17, 2010.
3.1.3	Amendment to the Articles of Incorporation. Incorporated by reference from Form 8-K dated December 15, 2010, and filed on December 20, 2010.
3.1.4	Amendment to the Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2012 and filed on August 14, 2012
3.1.5	Amendment to the Articles of Incorporation. Incorporated by reference from Form 10-Q for the quarter ended June 30, 2012 and filed on August 14, 2012
3.1.6	Certificate of Designation of the Preferences, rights, limitations, qualifications, and restrictions of the Series B Preferred Stock of Hangover Joe’s Holding Corporation. Filed herewith.
3.1.7	Certificate of Designation of the Preferences, rights, limitations, qualifications, and restrictions of the Series C Preferred Stock of Hangover Joe’s Holding Corporation. Filed herewith.
3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
10.1
Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender effective January 10, 2013. Filed herewith.

10.2
First Amendment to Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender dated February , 2013. Filed herewith.

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

HANGOVER JOE’S HOLDING CORPORATION

Date: April 15, 2013	By:	/s/ Michael Jaynes
Michael Jaynes Principal Executive Officer

Date: April 15, 2013	By:	/s/ Michael Jaynes
Michael Jaynes Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Accredited Members Holding Corporation and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ Michael Jaynes
Michael Jaynes Chairman, President, Chief Executive Officer

Date: April 15, 2013	By:	/s/ Michael Malm
Michael Malm Director

HANGOVER JOE’S HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hangover Joe’s Holding Corporation:

We have audited the accompanying consolidated balance sheets of Hangover Joe’s Holding Corporation and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $2,145,000 in 2012, used net cash in operating activities of approximately $815,000 in 2012, and has a working capital deficiency of approximately $1,407,000 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
April 15, 2013

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$8,779	$53,048
Accounts receivable, net	131,273	19,105
Inventory	26,634	46,745
Prepaid expenses	188,570	2,233
Deposits	-	7,500
Total current assets	355,256	128,631

PROPERTY AND EQUIPMENT, NET	3,215	1,750

TOTAL ASSETS	$358,471	$130,381

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$594,866	$92,010
Accrued expenses	960,465	46,842
Payable to shareholder	20,000	-
Advances payable, related party	89,422	116,379
Inventory financing payable	97,611	23,712
Total liabilities (all current)	1,762,364	278,943

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; authorized shares-10,000,000
Series A; 425,000 authorized shares, 87,501 shares
issued and outstanding	315,078	-
Common stock; $0.001 par value; 150,000,000 authorized shares,
120,846,348 shares issued and outstanding	120,847	-
Additional paid-in capital	623,790	169,931
Accumulated deficit	(2,463,608)	(318,493)
Total deficit	(1,403,893)	(148,562)

TOTAL LIABILITIES AND DEFICIT	$358,471	$130,381

 The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011
NET SALES	$1,079,234	$279,961
COST OF GOODS SOLD	761,441	138,717
GROSS PROFIT	317,793	141,244

OPERATING EXPENSES
Selling and marketing	840,823	200,496
General and administrative	770,574	191,838
Management fees – related party	192,500	-
Settlement costs	652,500	-
Total operating expenses	2,456,397	392,334

LOSS FROM OPERATIONS	(2,138,604)	(251,090)

OTHER INCOME (EXPENSE)
Interest income	14	-
Interest expense	(6,525)	(5,583)

NET LOSS	$(2,145,115)	$(256,673)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	*

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	92,551,863	61,295,271

* Less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Preferred Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	deficit	Total

Balances, January 1, 2011	-	$-	-	$-	$31,000	$(61,820)	$(30,820)
Withdrawals	-	-	-	-	(11,069)	-	(11,069)
Contributed services	-	-	-	-	150,000	-	150,000
Net loss	-	-	-	-	-	(256,673)	(256,673)

Balances, December 31, 2011	-	-	-	-	169,931	(318,493)	(148,562)
Withdrawals	-	-	-	-	(10,579)	-	(10,579)
Contributed services	-	-	-	-	50,000	-	50,000
Issuance of common shares upon incorporation and legal reorganization of entities under common control	61,295,271	61,295	-	-	(61,095)	-	200
Shares issued to founders	4,290,669	4,291	-	-	(4,277)	-	14
Proceeds from issuance of common stock	18,541,840	18,542	-	-	691,458	-	710,000
Common shares cancelled due to dissenters right	(612,953)	(613)	-	-	(19,387)	-	(20,000)
Acquisition of AMHC and sale of subsidiary interests	36,807,801	36,808	89,168	321,081	(347,845)	-	10,044
Proceeds from issuance of common stock post-merger	242,858	243	-	-	16,757	-	17,000
Common shares issued to reduce payables	267,526	268	-	-	18,459		18,727
Conversion of preferred to common stock	13,336	13	(1,667)	(6,003)	5,990	-	-
Stock-based compensation	-	-	-	-	114,378	-	114,378
Net loss	-	-	-	-	-	(2,145,115)	(2,145,115)

Balances, December 31, 2012	120,846,348	$120,847	87,501	$315,078	$623,790	$(2,463,608)	$(1,403,893)

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,145,115)	$(256,673)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	50,000	150,000
Amortization of prepaid consulting services paid for in common stock	81,383	-
Settlement expense	652,500	-
Depreciation expense	1,097	700
Bad debt expense	21,624	-
Stock-based compensation	114,378	-
Changes in operating assets and liabilities:
Accounts receivable	(133,792)	(19,105)
Prepaid expenses	(42,720)	(2,233)
Deposits	7,500	(7,500)
Inventory	20,111	(46,745)
Accounts payable	521,583	92,010
Accrued expenses	36,123	46,843
Net cash used in operating activities	(815,328)	(42,703)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,562)	-
Cash received in sale of subsidiary interests	10,044	-
Net cash provided by investing activities	7,482	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	727,214	-
Increase in inventory financing payable	73,899	23,712
Advances (paid to) received from related party	(26,957)	83,044
Withdrawals	(10,579)	(11,069)
Net cash provided by financing activities	763,577	95,687

Net (decrease) increase in cash	(44,269)	52,984
Cash, beginning of period	53,048	64
Cash, end of period	$8,779	$53,048

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$6,524	$5,583

SUPPLEMENTAL DISCLOSURE NON-CASH ITEMS
Common shares issued for payables	$18,727	$-
Common shares issued for preferred shares	$6,003	$-
Shareholder payable	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND MANAGEMENT’S PLANS

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

On July 25, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby on July 25, 2012, the Company acquired HOJ in a reverse triangular merger (the “Acquisition”).  Prior to the Acquisition, the Company had 36,807,801shares outstanding. Upon closing the Acquisition, the Company issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ owned approximately 69% of the Company post Acquisition.  The shareholders of the Company prior to the Acquisition owned approximately 31% of the Company post Acquisition.  In connection with the Acquisition on July 25, 2012, the Company changed its name to Hangover Joe’s Holding Corporation.

The Merger Agreement further provided that within five business days after the closing of the Acquisition, the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by two former directors of the Company, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  The Buyer paid $10,044 and assumed all liabilities related to the business of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

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

Because all of the operating businesses of AMHC were contemporaneously sold within five business days after the Acquisition, the transaction has been accounted for as a recapitalization of HOJ.  Accordingly, the accompanying consolidated financial statements include the financial position, results of operations and cash flows of HOJ and its predecessor entities, HOJ LLC and HOJ JV, prior to the date of Acquisition. The historical results operations and cash flows of AMHC and the Subsidiaries prior to the date of the Acquisition have been excluded from the accompanying consolidated financial statements. The stockholders’ equity of HOJ prior to the Acquisition has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AMHC and HOJ common stock, with an offset to additional paid-in capital.  The restated consolidated accumulated deficit of the accounting acquirer (HOJ) has been carried forward after the exchange.

Description of Business:

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between HOJ LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, as amended, which expires January 31, 2016.  The Company sells its products primarily to convenience stores, liquor stores, and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling a hangover recovery shot in February 2011 and began selling the licensed Hangover Joe’s Recovery Shot in July 2011. HOJ is actively seeking to expand the distribution of the Hangover Joe’s Recovery Shot, and has recently entered into distribution agreements to expand its reach to Australia, New Zealand and Canada.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND MANAGEMENT’S PLANS (CONTINUED)

Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $2,145,000 for the year ended December 31, 2012, and a working capital deficiency and accumulated deficit of approximately $1,407,000 and $2,464,000, respectively, at December 31, 2012.  The Company has a limited operating history and has relied primarily on debt financing and private placements of its common stock to fund its operations.  The Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has taken various steps to increase capital resources and improve liquidity.

-
In January 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility has an initial line of credit of $425,000 with a six month term (and six month renewal option) and is collateralized by the assets of the Company. At closing, the Company was advanced $425,000, less fees and closing costs.

-
On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of newly authorized Series C Preferred Stock (convertible into 15,000,000 shares of common stock) and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 is to be deposited on or before April 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before April 26, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above (See Note 11). On April 12, the Company received $50,000 toward the first investment tranche.

-
Management has also taken steps to reduce its operating costs. As part of this effort, certain executive officers and consultants agreed to defer a portion of their compensation effective October 1, 2012.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100%-owned subsidiary.  All intercompany accounts, transactions, and profits are eliminated in consolidation.

Reclassifications

Certain immaterial reclassifications have been made to the prior period consolidated financial statements in order to conform to the current year presentation.  The Company has reclassified $86,000 in sample costs and $30,000 in shipping and handling costs from cost of goods sold to sales and marketing costs, respectively for the fiscal year ended December 31, 2011. The Company has determined that the reclassification more accurately reflects the economics of these transactions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipt up to net 45 days.

Two customers comprise approximately 78% of trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65% and 13% of the net trade accounts receivable.  Three customers comprise approximately 76% of the trade accounts receivable at December 31, 2011; these individual customer balances represent approximately 50%, 15%, and 11% of the total trade accounts receivable. Four customers accounted for 54% of net sales for the year ended December 31, 2012; these individual customer sales represent approximately 18%, 16%, 10%, and 10% of annual net sales.  Three customers accounted for 36% of net sales for the year ended December 31, 2011; these individual customer sales represent approximately 14%, 12%, and 10% of annual net sales.  During 2012, sales to distributors in Canada and Australia accounted for approximately 16% and 10% of annual net sales.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of December 31, 2012, the allowance for doubtful accounts was $21,624. There was no allowance at December 31, 2011.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value.

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover.  This license, as amended, expires January 31, 2016.  The terms of the WBCP license provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties. Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as a prepaid expense in the balance sheet.  The prepaid expense is amortized to royalties in cost of goods sold at a ratio of current period revenues to the total revenues expected to be recorded over the term of the license.  The Company reviews its sales projections quarterly to determine the likely recoverability of its prepaid asset, as well as any unpaid minimum obligation.  If management determines that the prepaid expense is unlikely to be recovered by product sales, prepaid license expense is charged to cost of goods sold, based on current and expected revenues, in the period in which such determination is made.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company has contractual agreements with certain third-party distributors.  Under the agreements, the Company is not guaranteed any minimum level of sales or transactions.  The Company also offers its products for sale through its website at www.hangoverjoes.com.

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company’s website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer.  For sales to distributors, revenue is usually recognized at the time of delivery.  For sales through the Company’s website, revenue is recognized at time of shipment.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $43,100 and $17,800 for the years ended December 31, 2012 and 2011, respectively.

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, co-packing fees, and in-bound freight charges. Raw material costs account for the largest portion of the cost of goods sold. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses.

Supplier/Manufacturer Concentration

The Company relies on its third-party suppliers for raw materials necessary for its products, and it relies on third-party manufacturers for the production of its product.  Although the Company believes that it could utilize alternative suppliers and manufacturers, any delay in locating and establishing relationships with other suppliers/manufacturers could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability.  The Company’s third-party manufacturer acquires some ingredients from suppliers outside of the United States.  Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations.  These factors could result in a delay in or disruption of the supply of certain raw materials.  Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

Sales and Marketing Expenses

Sales and marketing costs include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials, trade shows, other marketing expenses and product design expenses.

Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Total advertising expenses were approximately $122,000 and $27,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Freight-Out Costs

Freight-out costs incurred to ship product to customers are included in sales and marketing expense in the accompanying consolidated statements of operations. Total freight-out costs were approximately $47,000 and $30,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company’s policy is to classify tax related interest and penalties as income tax expense. There is no interest or penalties estimated on the underpayment of income taxes as a result of unrecognized tax benefits.

Stock-Based Compensation

Stock-Based Compensation is recognized for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  Stock-Based Compensation expense is recognized over the period of service in exchange for the award (generally the vesting period).  The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black-Scholes model.

For shares issued to non-employees for goods or services, the Company accounts for these shares in accordance with ASC 505-50.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable (a) goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Historical loss per share of the accounting acquirer (HOJ) has been adjusted retroactively to reflect the new capital structure of the Company as a result of the Merger Agreement.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, and common shares underlying convertible preferred stock in the aggregate of 10,355,726 and 3,638,070 shares as of December 31, 2012 and 2011, respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

ASC 820 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

The three levels of inputs required by the standard that the Company uses to measure fair value are summarized below.

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2012 and 2011, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and the inventory financing payable approximate fair value at December 31, 2012 and 2011, due to the relatively short maturity of the respective instruments. The fair value of related party payables is not practicable to estimate due to the related party nature of the underlying transactions.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have any impact on the Company’s financial position, results of operations or liquidity.

NOTE 3 – INVENTORY

Inventory as of December 31, 2012 and 2011, consists of the following:

	December 31, 2012	December 31, 2011
Raw materials (packing supplies)	$26,634	$27,515
Finished goods (bottled products)	-	19,230
	$26,634	$46,745

In connection with the Warner Brothers license renewal in January 2013, certain changes were made to images that were available to the Company under the original license agreement which required a re-design of certain packaging materials.  The Company is able to use the existing packaging and promotional materials through March 31, 2013. Accordingly, the Company evaluated the carrying value of the packing material on hand as of December 31, 2012 and recorded a write-down of inventory of $75,376 in the fourth quarter of 2012.  The inventory write-down is included in costs of goods sold in the consolidated statement of operations for the year-end December 31, 2012.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2012 and 2011, property and equipment consists of the following:

	December 31, 2012	December 31, 2011
Website development	$3,500	$3,500
Furniture and equipment	2,562	-
	6,062	3,500
Less accumulated depreciation	(2,847)	(1,750)
	$3,215	$1,750

Depreciation and amortization expense on property and equipment for the years ended December 31, 2012 and 2011 was $1,097 and $700, respectively.

NOTE 5 – INVENTORY FINANCING AND FACTORING ARRANGEMENTS

Through March 2012, the Company had an agreement with a finance company which provided financing up to $250,000, secured by the specific goods underlying the goods ordered from the Company’s third-party manufacturer. The finance company made the required payment to the third-party manufacturer at the time a purchase order was placed, and was entitled to demand payment from the Company when the goods were delivered. The Company paid a financing fee equal to 4.75% of the purchase order amount for each transaction, plus administrative fees. Additional charges of 0.16% per day (57.6% annualized) were incurred if the financing remained open for more than 30 days. The inventory financing payable was $23,712 at December 31, 2011, and interest expense during the year ended December 31, 2012 was $223 (none in 2011).  Amounts outstanding under this agreement were paid in full when the agreement expired in April 2012.

In September 2012, the Company entered into a factoring agreement with the same finance company described above which provided financing up to $250,000, secured by the accounts receivable and inventory of the Company. The finance company advanced to the Company up to 80% of eligible accounts receivable and was entitled to collect receivables directly from the Company’s customers.  The Company paid a financing fee equal to 2.5% for receivable amounts outstanding up to 30 days and an additional rate of 0.084% per day (30.7% annualized) after the initial 30 days with a maximum exposure of 60 days.

In October 2012, the Company entered into a purchase order financing arrangement with this same finance company which supplements the factoring agreement above.  The finance company advanced up to 100% of the manufacturing and shipping costs at the time a Company purchase order is submitted to the manufacturer.  The Company paid a financing fee equal to 3.85% of the purchase order amount for each transaction and an additional rate of 0.13% per day (47.4% annualized) after the initial 30 days. As of December 31, 2012, the inventory financing payable under the purchase order financing and factoring arrangement was $97,611.  Interest expense during the year ended December 31, 2012 was $6,302 (none in 2011).  Amounts outstanding under this agreement were paid in full in January 2013 when the Company entered into the revolving credit facility described in Note 11.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011
Accrued expenses	$37,005	$46,842
Deferred salaries	45,960	-
Accrued settlement costs – paid for in common stock	652,500	-
Accrued consulting costs – paid for in common stock	225,000	-
	$960,465	$46,842

In January 2013, the Company issued 4,500,000 and 1,500,000 common shares for the accrued settlement costs and accrued consulting costs, respectively. See Note 8 for further discussion of accrued settlement costs and accrued consulting costs.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances payable, related party

The President/CEO of the Company has advanced funds to the Company from time to time for working capital.  As of December 31, 2012 and December 31, 2011, advances payable to this party were $89,442 and $116,379, respectively.  These advances were non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note.  Interest at the rate of 5.5% per annum is compounded and paid annually.  Principal payments in the amount of $14,966 and accrued interest shall be payable in six installments with the first payment due on June 15, 2013.

Sales to Related Party

During fiscal years ended December 31, 2011 and 2012, the Company recorded net sales of $10,700 and $4,100, respectively for product sold to a company that is 32% owned by a member of the Company's board of directors.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

WBCP License Agreement

The Company has a license with WBCP that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover.  This license had an initial term through January 31, 2013 and provides for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license.

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and required certain agreed-upon minimum royalty payments over the next three years, the first of which was paid from the proceeds from the TCA revolving credit facility discussed in Note 11.

Royalty and Commission Agreements

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the years ended December 31, 2012 and 2011 totaled approximately $49,500 and $12,500, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions. As of December 31, 2012, net prepaid expenses related to draws in excess of commissions were approximately $28,000.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $18,400 and $4,500 for the years ended December 31, 2012 and 2011, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of December 31, 2012, net prepaid expenses related to draws in excess of royalties were approximately $17,000.

Management Agreement with AMHC Managed Services

Effective March 1, 2012, HOJ entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMHC Services”), a subsidiary of AMHC. The significant terms of the Management Agreement provided for monthly payments to AMHC Services in exchange for financial management and accounting services, corporate office and administrative services, and expertise regarding compliance with securities regulations.  The Management Agreement term was 24 months, and required the Company to pay AMHC Services a monthly fee equal to $27,500 per month ($192,500 expensed during the year ended December 31, 2012).

On October 1, 2012, AMHC Services suspended the accounting and financial management services provided under the Management Agreement due to a dispute under the contract.  In January 2013, the Company settled the dispute and terminated the Management Agreement in exchange for 3,000,000 shares of common stock (See below).

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Settlement Agreement with AMHC Services and Other Claims

On January 14, 2013, the Company entered into a settlement agreement with AMHC Services, the principal owners of AMHC Services, and an independent third party pursuant to which the respective parties released each other from certain claims. Under the terms of the settlement, the Company issued AMHC Services 3,000,000 shares of its common stock, and issued the independent third party 1,500,000 shares of its common stock.  The fair value of the shares issued under this settlement was $652,500 based upon the closing price of the stock on the date of the signed settlement agreement.

As a result of this settlement, the Company recorded an accrued settlement liability of $652,500 on its consolidated balance sheet as of December 31, 2012 and has recorded a corresponding settlement expense on its consolidated statement of operations for the year ended December 31, 2012.  Legal costs are expensed as incurred.

Strategic Consulting Agreement

In November 2012, the Company entered into a consulting agreement with The Bricktown Group (“Bricktown”) to provide beverage management and strategic advisory consulting services to the Company.  The consulting agreement has an initial term of six months with an automatic extension of 180 days provided neither party has provided a written notice to not extend the agreement.  The contract can be terminated upon written notice at any time, but the Company is obligated to pay any fees accrued under the agreement.  The agreement requires the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity.  The Company is to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares are issuable upon request after January 4th, 2013 and 1,500,000 shares are issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date.  Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued.  The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and is being amortized over the three-month term of this agreement. For the year ended December 31, 2012, the Company recognized consulting expense of $81,383 related to this agreement. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013.  The fair value of these shares was determined based upon the closing market price of the Company’s common stock on this date and will be amortized over the remaining 3 months of the contract.  On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. In March 2013, the Company hired one of the principal owners of Bricktown to become the interim COO of the Company.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of Preferred stock, par value $0.10 per share.  The Articles of Incorporation provide that the Preferred stock may be issued from time to time in one or more series and gives the Board of Directors authority to establish the designations, preferences, limitations, restrictions, and relative rights of each series of Preferred Stock

Series A Preferred Stock

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

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series A Preferred holders may convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the “Financial Milestone” has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock. Subsequent to the HOJ Merger on July 24, 2012 through December 31, 2012, one Series A Preferred holder converted 1,667 Series A Preferred Shares into 13,336 shares of the Company’s common stock.

Common stock

The Company is authorized to issue up to 150,000,000 shares of $0.001 par value common stock. As discussed in Note 1, the Company entered into the Merger Agreement with HOJ, whereby the Company issued 83,514,827 common shares in exchange for all the outstanding shares of HOJ. This transaction has been accounted for as a recapitalization of HOJ and accordingly the historical stockholders’ equity transactions of HOJ prior to the Acquisition has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value of the AMHC and HOJ common stock, with an offset to additional paid-in capital.

On March 30, 2012, the owners of HOJ LLC and HOJ JV assigned the net assets of HOJ LLC and HOJ JV to HOJ in exchange for 61,295,271 shares of the Company’s common stock.  As a result, on March 30, 2012, the Company’s equity accounts were reclassified to reflect this change in legal organization of the Company, with no impact on total equity (deficit).

In April 2012, 4,290,669 shares were issued as founders shares to three individuals.  In May 2012, the Company completed a private placement of 15,323,838 shares at $0.0326 per share for cash proceeds of $500,000.  In July 2012, the Company issued 3,218,002 shares of the Company’s common stock at $0.065 per share for cash of $210,000.  During the fourth quarter of 2012, the Company issued 242,858 shares of common stock at $0.07 per share for cash proceeds of $17,000.  Also, the Company issued 267,526 shares of common stock in consideration for $18,727 of accounts payable.

Dissenting Shareholder

In connection with the Acquisition, an HOJ shareholder holding the equivalent of 612,953 shares of common stock asserted his rights as a dissenting shareholder under the Colorado Business Corporation Act and demanded payment for the fair value amount of his shares as of the date of the Acquisition.  In July 2012, the Company estimated the fair value of these shares to be $20,000 and recorded a payable to shareholder in the amount of $20,000 and corresponding decrease to Equity.

On February 15, 2013, the Company entered into a settlement agreement with the dissenting HOJ shareholder.  Under the terms of the settlement agreement, the Company agreed to pay $5,000 cash at closing and $15,000 plus accrued interest at 5% within 90 days.  The Company also agreed to issue 50,000 shares of the Company’s common stock.  The fair value of the common stock at the date of settlement was $5,500.

Stock options

Effective March 11, 2009, AMHC established the 2009 Stock Option Plan (“the “2009 Plan).  The 2009 Plan established by AMHC was retained by the Company after the Acquisition.  Under the 2009 Plan, the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 7,000,000 shares of common stock. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. As of December 31, 2012, stock options to purchase 650,000 shares of common stock are outstanding under the 2009 Plan.

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 11,500,000 shares of common stock. As of December 31, 2012, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

In April 2013, the Company’s Board of Directors reduced the number of common shares reserved under the 2012 Stock Option Plan from 11,500,000 shares to 4,500,000 and reduced the number of common shares reserved under the 2009 Stock Option Plan from 7,000,000 shares to 650,000 shares thereby increasing the number of common shares available for issuance by 13,350,000.

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

A summary of the weighted average assumptions used to value stock options for the year ended December 31, 2012 is as follows:

Risk free interest rate	0.25 - 0.33%
Expected volatility	186%
Expected term	2-3 years
Expected dividend yield	n/a

During the year ended December 31, 2012, the Company granted options to purchase an aggregate of 2,266,190 shares of common stock with a weighted-average grant-date fair value of $0.055.  Stock options to acquire 766,190 shares were granted to an employee for sales development and have an exercise price of $0.0326 per share and a term of three years.  The options vest 383,095 each on April 5, 2013 and 2014 based upon the achievement of the performance objectives determined by management, as defined.  Management has evaluated the performance criteria as of December 31, 2012 and determined it is unlikely that the performance objective will be met for 2013 or 2014 and accordingly has not recognized any stock-based compensation during the year ended December 31, 2012.  In December 2012, the Company granted options to purchase 1,500,000 shares of common stock which vested immediately with a weighted average grant date fair value of $0.064. No options were exercised during the year ended December 31, 2012.

During the year ended December 31, 2011, AMHC granted options to purchase an aggregate of 892,500 shares of common stock with a weighted average grant date fair value of $0.16.  No options were exercised during the year ended December 31, 2011.

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of stock option activity for the years ended December 31, 2012 and 2011:

			Weighted
		Weighted	Average
	Shares	average	Remaining	Aggregate
	under	exercise	contractual	intrinsic
Options	Option	price	Life	value
Outstanding at January 1, 2011	2,294,570	$0.48
Granted	892,500	$0.16
Exercised	-	$-
Forfeited/Cancelled	(1,100,000)	$0.18
Outstanding at December 31, 2011	2,087,070	$0.42	2.97	39,049
Granted	2,266,190	$0.06
Exercised	-	$-
Forfeited/Cancelled	(1,437,070)	$0.30
Outstanding at December 31, 2012	2,916,190	$0.11	2.76	$32,486

Vested or Expected to Vest at December 31, 2012	2,150,000	$0.14	2.93	$-
Exercisable at December 31, 2012	2,150,000	$0.14	2.93	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2012.

As a result of the reorganization described in Note 1, the Company has not recognized any stock-based compensation cost previously recorded on the books of AMHC prior to the date of reorganization.  During the year ended December 31, 2012, the Company recognized $95,690 of stock-based compensation related to stock options issued in general and administrative expenses.  No stock-based compensation was recognized in 2011. As of December 31, 2012, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

The following table summarizes the activity and value of non-vested options as of and for the years ended December 31, 2012 and 2011:

		Weighted
	Number	Average
	Of	grant date
	Options	fair value
Non-vested options at January 1, 2011	888,798	$0.31
Granted	892,500	$0.16
Vested	(619,748)	$0.22
Forfeited/cancelled	(558,333)	$0.18
Non-vested options at December 31, 2011	603,217	$0.10
Granted	2,266,190	$0.06
Vested	(1,546,684)	$0.07
Forfeited/Cancelled	(556,533)	$0.27
Non-vested options at December 31, 2012	766,190	$0.06

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2012, there was $42,159 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.3 years if certain performance criteria are met.

Warrants:

Summarized information about warrants outstanding and exercisable at December 31, 2012 is as follows:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
Warrants	Shares	Price	Life	value
Outstanding at January 1, 2012	1,551,000	$0.29
Issued for Services	6,229,528	$0.03
Exercised	-	$-
Forfeited/Cancelled	(1,041,000)	$0.29
Outstanding at December 31, 2012	6,739,528	$0.05	$2.19	$259,892

Vested or Expected to Vest at December 31, 2012	610,000	$0.27	$0.81	$-
Exercisable at December 31, 2012	610,000	$0.27	$0.81	$-

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and currently does not anticipate that the sales thresholds for 2013 will be met and accordingly no stock-based compensation has been recognized during the year ended December 31, 2012. Compensation cost is revised if subsequent information indicates that the actual number of warrants vested is likely to differ from previous estimates.

In December 2012, the Company granted a warrant to an investor relations firm to purchase up to 100,000 shares of common stock that vested immediately.  This warrant has a three-year term and an exercise price of $0.11 per share, and $17,549 of stock based compensation related to this warrant has been recognized in general and administrative expenses during the year ended December 31, 2012.

Contributed Services

Prior to March 31, 2012, the Company’s owners/officers contributed management and administrative services to the Company.  The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to contributed capital.  The fair value of the historical services was estimated based on the compensation per employment terms that were entered into in March 2012.  Contributed services were $50,000 and $150,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 10 – INCOME TAXES

Provision for Income Taxes

Through March 5, 2012 (the date of incorporation of HOJ), no provision for income taxes has been provided in the accompanying combined financial statements because HOJ LLC and HOJ JV elected to file as partnerships, and therefore HOJ was not subject to income taxes, and, that such taxes are the responsibility of the individual member/partners.

NOTE 10 – INCOME TAXES (CONTINUED)

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

On July 25, 2012, the Company acquired HOJ and began recording a provision for deferred income tax assets and liabilities. As of December 31, 2012, the Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

No income tax benefit was recognized for the year ended December 31, 2012 as indicated below:

Deferred tax benefit:
Federal	$686,000
State	59,000
745,000
Increase in valuation allowance	(745,000)
Net income tax benefit	$-

The differences in the total income tax  benefit that would result from applying the 35% federal statutory rate to loss before income taxes and the reported income tax for 2012 are as follows:

U.S. Federal tax benefit at statutory rate	$(751,000)
State income taxes, net of federal tax benefit	(65,000)
Permanent differences	3,000
Income tax losses allocated to partners	68,000
Increase in valuation allowance	745,000
Net income tax benefit	$-

The components of the deferred tax assets at December 31, 2012 are as follows:

Deferred tax assets:
Allowance for doubtful accounts	$8,000
Accrued settlement costs	248,000
Accrued compensation	48,000
Stock-based compensation	44,000
Net operating loss carryforwards	397,000
Total net deferred tax assets	745,000
Less: valuation allowance	(745,000)
Net deferred tax asset	$-

At December 31, 2012 the Company has U.S. net operating loss carry-forwards of approximately $1.0 million which expire in the years 2029 through 2032.

NOTE 10 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets of $745,000 at December 31, 2012 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined the deferred tax assets are not currently realizable.

Net Operating Loss Carry Forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Acquisition in July 2012, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry-forward that the Company could utilize in the future to offset taxable income. The Company has not completed a detailed Section 382 study to determine what impact, if any, that ownership changes may have had on the Company’s net operating loss carry-forwards.

Accounting for Uncertainty in Income Taxes

During the years ended December 31, 2012 and 2011, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented. The Company does not have any unrecognized tax benefits as of December 31, 2012 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The Company’s federal and state income tax returns remain open for examination for 2009 through 2011 tax years.

NOTE 11 – SUBSEQUENT EVENTS

Revolving Credit Facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility provides for an initial line of credit of $425,000 based upon accounts receivables and projected sales and is to be used only as permitted under the specified use of proceeds for working capital purposes. The line of credit has a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. As a partial guaranty under the TCA lending arrangement, the Company’s CEO executed a validity guaranty thereby personally guaranteeing certain representations made by the Company to TCA.  At closing, the Company was advanced $425,000 less fees and closing costs.

In connection with the agreement above, TCA was issued an investment banking fee consisting of 125,000 shares of newly–authorized Series B Preferred Shares in the Company equating to an aggregate of $125,000 in the Company’s capital stock. The shares are convertible into the Company’s common shares after July 1, 2013.  Also in connection with the TCA agreement, the Company issued 194,954 shares of common stock to Meyers Associates LP as consideration for a finder’s fee for this transaction.

Surrender of Founder’s shares

In January 2013, a shareholder of the Company surrendered 4,500,000 shares of common stock to the Company’s treasury for no consideration.  The shares were initially issued to a founder in March 2012 and were returned to increase the number of common shares available.

Investor Relations Agreement

On February 15, 2013, the Company entered into an investor relations agreement with a firm which requires the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company common stock per month and warrants to purchase 100,000 shares of the Company’s common stock per month.

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

Interim Chief Operating Officer

Effective March 1, 2013, the Board of Directors appointed Eric Skae to serve as interim Chief Operating Officer (“COO”). Mr. Skae will be paid an annual salary of $100,000 in the same manner as other officers of the Company.

Series C Preferred Stock

In April 2013, the Board of Directors approved the authorization of 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred shares have voting rights equal to three votes per share and contain an automatic conversion into 15,000,000 common shares immediately upon the Company obtaining shareholder approval of, and filing with the Colorado Secretary of State, an increase in authorized common stock to at least 200,000,000 shares.

Private Placement

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 is to be deposited on or before April 17, 2012 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before April 26, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. On April 12, 2013, the Company received $50,000 toward the first investment tranche.

The common shares and underlying common shares attributable to the Series C Preferred Stock and warrants will have piggyback registration rights that will be triggered if the Company files a registration statement with the Securities and Exchange Commission for the resale of other securities. The warrants may be redeemed by the Company if certain conditions are met, including that the shares underlying the warrants have been registered and the common stock trades at or above $.20 per share for 20 trading days. The Investor will be entitled to one seat on the Company's Board of Directors, and certain other development and distribution rights, as defined.