Form 10-Q
period 2013-03-31
Hangover Joe's Holding Corp
filed 2013-05-20
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

________________
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

There were 122,591,301 shares of the registrant's $0.001 par value common stock outstanding as of May 17, 2013

HANGOVER JOE’S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$24,761	$8,779
Accounts receivable, net	115,801	131,273
Inventory	8,512	26,634
Prepaid expenses	197,831	188,570
Debt issuance costs, net	108,793	-
Total current assets	455,698	355,256

PROPERTY AND EQUIPMENT, NET	2,949	3,215

TOTAL ASSETS	$458,647	$358,471

LIABILITIES AND DEFICIT CURRENT LIABILITIES
Accounts payable	$778,265	$594,866
Accrued expenses	244,913	960,465
Debt financing facilities	406,269	97,611
Payable to shareholder	15,000	20,000
Mandatorily redeemable Series B preferred stock	120,000	-
Note payable - related party	29,807	89,422
Total current liabilities	1,594,254	1,762,364

LONG TERM LIABILITIES
Long term portion of note payable - related party	59,615	-

TOTAL LIABILITIES	1,653,869	1,762,364

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock: $0.10 par value; authorized shares-10,000,000 Series A; 425,000 authorized shares, 87,501 and 87,501 shares issued and outstanding, respectively	315,078	315,078
Common stock; $0.001 par value; 150,000,000 authorized shares, 122,591,301 and 120,846,348 shares issued and outstanding, respectively	122,592	120,847
Additional paid-in capital	1,537,869	623,790
Accumulated deficit	(3,170,761)	(2,463,608)
Total deficit	(1,195,222)	(1,403,893)

TOTAL LIABILITIES AND DEFICIT	$458,647	$358,471

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31,
	2013	2012
NET SALES	$165,844	$141,338
COST OF GOODS SOLD	104,354	104,067
GROSS PROFIT	61,490	37,271

OPERATING EXPENSES
Selling and marketing	184,335	89,864
General and administrative	461,534	117,366
Management fees - related party	-	27,500
Total operating expenses	645,869	234,730

LOSS FROM OPERATIONS	(584,379)	(197,459)

OTHER EXPENSE
Interest expense	(122,774)	(223)

NET LOSS	$(707,153)	$(197,682)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	*

Basic and diluted weighted average common shares outstanding	120,942,682	62,096,825

*   Less than ($0.01) per share

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE QUARTER ENDED MARCH 31, 2013
(Unaudited)

			Preferred Stock		Additional
	Common Stock		Series A		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances, January 1, 2013	120,846,348	$120,847	87,501	$315,078	$623,790	$(2,463,608)	$(1,403,893)
Common shares returned by founder	(4,500,000)	(4,500)	-	-	4,500	-	-
Common shares issued for accrued settlement costs	4,500,000	4,500	-	-	648,000	-	652,500
Common shares issued for debt financing costs	194,953	195	-	-	21,055		21,250
Common shares issued for accrued consulting services	1,500,000	1,500	-	-	223,500	-	225,000
Common shares issued for settlement	50,000	50	-	-	5,450	-	5,500
Warrants to acquire common shares issued for investor relations services	-	-	-	-	11,574	-	11,574
Net loss	-	-	-	-	-	(707,153)	(707,153)

Balances, March 31, 2013	122,591,301	$122,592	87,501	$315,078	$1,537,869	$(3,170,761)	$(1,195,222)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Quarter Ended
	March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(707,153)	$(197,682)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	-	50,000
Amortization of prepaid consulting paid for in stock	190,710	-
Amortization of debt issuance costs	108,794	-
Warrant issued for services	11,574	-
Settlement costs to dissenting shareholder	5,500	-
Depreciation expense	266	175
Changes in operating assets and liabilities:
Accounts receivable	15,472	(16,885)
Prepaid expenses	(64,971)	(10,112)
Deposits	-	7,500
Inventory	18,122	19,422
Accounts payable	183,399	148,973
Accrued expenses	26,948	(29,676)
Net cash used in operating activities	(211,339)	(28,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of a warrant	-	10,640
Payment made to dissenting shareholder	(5,000)	-
Borrowings under revolving credit facility	425,000	-
Payments on revolving credit facility	(18,731)	-
Borrowings (payments) under inventory financing payable	(97,611)	4,624
Cash paid for debt issuance costs	(71,337)	-
Redemption of Series B Preferred Stock	(5,000)	-
Advances (paid to) received from related party	-	(17,403)
Withdrawals	-	(6,079)
Net cash provided by (used in) financing activities	227,321	(8,218)

Net increase (decrease) in cash	15,982	(36,503)
Cash, beginning of period	8,779	53,048
Cash, end of period	$24,761	$16,545

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$11,378	$223

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS

Mandatorily Redeemable Preferred Stock Issued for Debt Issuance Costs	$125,000	$-
Common Stock Issued for Debt Issuance Costs	$21,250	$-
Common Stock Issued for Accrued Settlement	$652,500	$-
Common Stock Issued for Accrued Consulting	$225,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS

Organization:

Hangover Joe’s Holding Corporation (“HJHC” or the “Company”) was originally incorporated in the State of Colorado in December 2005 as Across American Real Estate Exchange, Inc. (“AAEX”). In May 2010, AAEX changed its name to Accredited Members Holding Corporation (“AMHC”). On July 25, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby on July 25, 2012, the Company acquired HOJ in a reverse triangular merger (the “Acquisition”).  Prior to the Acquisition, the Company had 36,807,801 shares outstanding. Upon closing the Acquisition, the Company issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ owned approximately 69% of the Company post Acquisition.  The shareholders of the Company prior to the Acquisition owned approximately 31% of the Company post Acquisition.  In connection with the Acquisition on July 25, 2012, the Company changed its name to Hangover Joe’s Holding Corporation.

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $707,000 for the three months ended March 31, 2013, and a working capital deficiency and accumulated deficit of approximately $1,139,000 and $3,171,000, respectively, at March 31, 2013.  The Company has a limited operating history and has relied primarily on debt financing and private placements of its common stock to fund its operations.  The Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has taken various steps to increase capital resources and improve liquidity.

-
In January 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility has an initial line of credit of $425,000 with a six month term (and six month renewal option) and is collateralized by the assets of the Company. At closing, the Company was advanced $425,000, less fees and closing costs. (Note 4)

-
On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of newly authorized Series C Preferred Stock (convertible into 15,000,000 shares of common stock) and warrants to acquire 500,000 shares of common stock at $0.12 for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before June 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above (See Note 10). As of May 17, 2013, the Company received $272,500 toward the first investment tranche. (Note 10)

-
Management has also taken steps to reduce its operating costs. As part of this effort, certain executive officers and consultants agreed to defer a portion of their compensation effective October 1, 2012.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented.  The Company’s interim results are not necessarily indicative of the results to be expected for the entire year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100%-owned subsidiary.  All intercompany accounts, transactions, and profits are eliminated in consolidation.

Reclassifications

Certain immaterial reclassifications have been made to the prior period consolidated financial statements in order to conform to the current year presentation. The Company has reclassified $29,000 in sample costs and $7,000 in shipping and handling costs from cost of goods sold to sales and marketing costs, respectively for the three months ended March 31, 2012. The Company has determined that the reclassification more accurately reflects the economics of these transactions.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

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

Five customers comprise approximately 57% of trade accounts receivable at March 31, 2013; these individual customer balances represent approximately 13%, 12%, 12%, 10% and 10% of the net trade accounts receivable.  Two customers comprise approximately 78% of the trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65%, and 13% of the total trade accounts receivable. Four customers accounted for 43% of net sales for the three months ended March 31, 2013; these individual customer sales represent approximately 11%, 11%, 11%, and 10% of annual net sales.  Three customers accounted for 36% of net sales for the three months ended March 31, 2012; these individual customer sales represent approximately 14%, 12%, and 10% of annual net sales.  .

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $21,624.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. The inventory at March 31, 2013 and December 31, 2012 primarily consists of packing supplies.

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $3,499 and $5,380 for the three months ended March 31, 2013 and 2012, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Total advertising expenses were approximately $19,000 and $17,000 for the three months ended March 31, 2013 and 2012, respectively.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

Freight-Out Costs

Freight-out costs incurred to ship product to customers are included in sales and marketing expense in the accompanying consolidated statements of operations. Total freight-out costs were approximately $29,000 and $36,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Historical loss per share of the accounting acquirer (HOJ) has been adjusted retroactively to reflect the new capital structure of the Company as a result of the Merger Agreement.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, and common shares underlying convertible preferred stock in the aggregate of 9,090,962 and 0 shares as of March 31, 2013 and 2012, respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2013 and December 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, line of credit, mandatorily redeemable preferred stock, and the inventory financing payable approximate fair value at March 31, 2013 and December 31, 2012, due to the relatively short maturity of the respective instruments. The fair value of related party payables is not practicable to estimate due to the related party nature of the underlying transactions.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company's reported results of operations or financial position.

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2013 and 2012, property and equipment consists of the following:

	March 31, 2013	December 31, 2012
Website development	$3,500	$3,500
Furniture and equipment	2,562	2,562
	6,062	6,062
Less accumulated depreciation	(3,113)	(2,847)
	$2,949	$3,215

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2013 and 2012 was $266 and $175, respectively.

NOTE 4 – DEBT

Inventory financing and factoring arrangements

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

In October 2012, the Company entered into a purchase order financing arrangement with this same finance company which supplements the factoring agreement above.  The finance company advanced up to 100% of the manufacturing and shipping costs at the time a Company purchase order is submitted to the manufacturer.  The Company paid a financing fee equal to 3.85% of the purchase order amount for each transaction and an additional rate of 0.13% per day (47.4% annualized) after the initial 30 days. As of December 31, 2012, the inventory financing payable under the purchase order financing and factoring arrangement was $97,611.  Amounts outstanding under this agreement were paid in full in January 2013 when the Company entered into the revolving credit facility.

Revolving Credit Facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 based upon accounts receivables and projected sales and is to be used only as permitted under the specified use of proceeds for working capital purposes. The line of credit has a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. As a partial guaranty under the TCA lending arrangement, the Company’s CEO personally guaranteed certain representations made by the Company to TCA.  At closing, the Company was advanced $425,000 less fees and closing costs.

In connection with the agreement above, TCA was issued an investment banking fee consisting of 125,000 shares of newly authorized Series B Preferred Shares in the Company equating to an aggregate of $125,000 in the Company’s capital stock. The shares are mandatorily redeemable and scheduled to be repaid over the remainder of calendar year 2013. See below for further discussion of the Series B Preferred shares. Also in connection with the TCA agreement, the Company issued 194,954 shares of common stock to a consulting firm as consideration for a finder’s fee for this transaction.

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”).  In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock. The Series B Preferred Stock ranks pari passu to the Common Stock. The Holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the “Liquidation Preference,” which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts, and due in full by December 31, 2013.  The mandatorily redeemable preferred stock is presented as a current liability in the accompanying March 31, 2013 balance sheet.  The Company did not make the scheduled April and May payments under the terms of the Series B stock redemption; and therefore, the Company is in default under the TCA preferred stock redemption terms and the TCA revolving credit facility. The Company is in negotiations with the holder to address this default.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
Accrued expenses	$19,353	$37,005
Deferred salaries	90,560	45,960
Accrued settlement costs – paid for in common stock	-	652,500
Accrued consulting costs – paid for in common stock	135,000	225,000
	$244,913	$960,465

In January 2013, the Company issued 4,500,000 and 1,500,000 common shares for the accrued settlement costs and accrued consulting costs, respectively. See Note 7 for further discussion of accrued settlement costs and accrued consulting costs.

Investor Relations Agreement

On February 15, 2013, the Company entered into an investor relations agreement with a firm which requires the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company's common stock per month and warrants to purchase 100,000 shares of the Company’s common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly.  The February and March common stock earned have an estimated fair value as $14,500 based on the closing market price on February 15, 2013 and March 1, 2013, respectively.  As the shares of common stock have not been issued as of March 31, 2013, the Company has recorded an accrued expense of $14,500 on the consolidated balance sheet until such shares are issued.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS

5.5% Promissory note payable, related party

The President/CEO of the Company has advanced funds to the Company from time to time for working capital.  As of March 31, 2013 and December 31, 2012, amounts payable to this party were $89,422 and $89,422, respectively.  These advances were non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note.  Interest at the rate of 5.5% per annum is compounded and paid annually.  Principal payments in the amount of $14,966 and accrued interest shall be payable in six installments with the first payment due on June 15, 2013.

Other related party transactions

During the three months ended March 31, 2013, the Company recorded net sales of $4,693 for product sold to a company that is 32% owned by a board of director.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and required certain agreed-upon additional Guaranteed Consideration, as defined over the next three years. Pursuant to the agreement, $75,000 of Guaranteed Consideration was paid in January 2013. The amount is recorded as a prepaid expense and is being amortized to October 1, 2013 when the next payment is due. The company recognized $18,750 in cost of sales.

Royalty and Commission Agreements

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the three months ended March 31, 2013 and 2012 totaled approximately $17,450 and $9,948, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions. As of March 31, 2013 and December 31, 2012, net prepaid expenses related to draws in excess of commissions were approximately $40,000 and $28,000, respectively.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $3,616 and $2,500 for the three months ended March 31, 2013 and 2012, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of March 31, 2013 and December 31, 2012, net prepaid expenses related to draws in excess of royalties were approximately $13,280 and $17,000, respectively.

Management Agreement with AMHC Managed Services

Effective March 1, 2012, HOJ entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMHC Services”), a subsidiary of AMHC. The significant terms of the Management Agreement provided for monthly payments to AMHC Services in exchange for financial management and accounting services, corporate office and administrative services, and expertise regarding compliance with securities regulations.  The Management Agreement term was 24 months, and required the Company to pay AMHC Services $27,500 per month.

On October 1, 2012, AMHC Services suspended the accounting and financial management services provided under the Management Agreement due to a dispute under the contract.  In January 2013, the Company settled the dispute and terminated the Management Agreement in exchange for 3,000,000 shares of common stock (See below).

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

Settlement Agreement with AMHC Services and Other Claims

On January 14, 2013, the Company entered into a settlement agreement with AMHC Services, the principal owners of AMHC Services, and an independent third party pursuant to which the respective parties released each other from certain claims. Under the terms of the settlement, the Company issued AMHC Services 3,000,000 shares of its common stock, and issued the independent third party 1,500,000 shares of its common stock.  The fair value of the shares issued under this settlement was $652,500 based upon the closing price of the stock on the date of the signed settlement agreement. This settlement was recorded in year ended December 31, 2012 (see Note 5).

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

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date.  Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued.  The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and is being amortized over the initial 3 months of this agreement. For the three months ended March 31, 2013, the Company recognized consulting expense of $143,617 related to this agreement. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013.  The fair value of these shares of $135,000 was determined based upon the closing market price of the Company’s common stock on this date and is being amortized over the remaining 3 months of the contract. Consulting expense of approximately $47,000 was recorded and the remaining balance of $88,000 is recorded as a prepaid expense.  On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. The second tranche of shares have not been issued as of May 20, 2013.  In March 2013, the Company hired one of the principal owners of Bricktown to become the interim COO of the Company.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

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

Stock options

Effective March 11, 2009, AMHC established the 2009 Stock Option Plan (“the “2009 Plan).  The 2009 Plan established by AMHC was retained by the Company after the Acquisition.  Under the 2009 Plan, the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 7,000,000 shares of common stock. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. As of March 31, 2013, stock options to purchase 650,000 shares of common stock are outstanding under the 2009 Plan.

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 11,500,000 shares of common stock. As of March 31, 2013, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

The following is a summary of stock option activity for the three months ended March 31, 2013:

			Weighted
		Weighted	Average
	Shares	average	Remaining	Aggregate
	under	exercise	contractual	intrinsic
Options	Option	price	Life	value
Outstanding at January 1, 2013	2,916,190	$0.11
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at March 31, 2013	2,916,190	$0.11	2.51	75,796

Vested or Expected to Vest at March 31, 2013	2,150,000	$0.14	2.69	26,250
Exercisable at March 31, 2013	2,150,000	$0.14	2.69	26,250

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2013.

As a result of the reorganization described in Note 1, the Company has not recognized any stock-based compensation cost previously recorded on the books of AMHC prior to the date of reorganization.    No stock-based compensation was recognized during the three months ended March 31, 2013 or during the three months ended March 31, 2012. As of March 31, 2013, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2013 and 2012:

Weighted
	Number	Average
	Of	grant date
	Options	fair value
Non-vested options at January 1, 2013	766,190	$0.06
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at March 31, 2013	766,190	$0.06

As of March 31, 2013, there was $42,159 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.0 years if certain performance criteria are met.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

Warrants:

Summarized information about warrants outstanding and exercisable at March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
Warrants	Shares	Price	Life	value
Outstanding at January 1, 2013	6,739,528	$0.05
Issued for Services	150,000	$0.10
Exercised	-	$-
Forfeited/Cancelled	(3,064,764)	$0.03
Outstanding at March 31, 2013	3,824,764	$0.07	$2.19	$199,653

Vested or Expected to Vest at March 31, 2013	760,000	$0.24	$1.02	$-
Exercisable at March 31, 2013	760,000	$0.24	$1.02	$-

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and currently does not anticipate that the sales thresholds for 2013 will be met and accordingly no stock-based compensation has been recognized during the three months ended March 31, 2013. Compensation cost is revised if subsequent information indicates that the actual number of warrants vested is likely to differ from previous estimates.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately.  The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the three months ended March 31, 2013.

Contributed Services

Prior to March 31, 2012, the Company’s owners/officers contributed management and administrative services to the Company.  The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to contributed capital.  The fair value of the historical services was estimated based on the compensation per employment terms that were entered into in March 2012.  Contributed services were $0 and $50,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 9 – INCOME TAXES

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

On July 25, 2012, the Company acquired HOJ and began recording a provision for deferred income tax assets and liabilities for the combined companies. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $240,000 for the three months ended March 31, 2013.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013

NOTE 10 – SUBSEQUENT EVENTS

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

Private Placement

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before June 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of May 17, 2013, the Company received $272,500 toward the first investment tranche.

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

ITEM 2.   MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, including projections under our licensing and distribution arrangements, the Company’s anticipated growth potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2012.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Background

Hangover Joe’s Holding Corporation (“HJHC” or the “Company”) was originally incorporated in the State of Colorado in December 2005 as Across American Real Estate Exchange, Inc. (“AAEX”).  In February 2010, Accredited Members, Inc. (“AMI”), a provider of investor research and management services, was merged with and into a wholly-owned subsidiary of AAEX, and AMI became a wholly-owned subsidiary of the Company.  In May 2010, AAEX changed its name to Accredited Members Holding Corporation.

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

Plan of Operation

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is also an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, as amended, which expired January 31, 2016.

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

The Company is in default as it is late with two payments of $5,000 each on its TCA credit facility due for mandatorily redeemable preferred stock.

Management Changes

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

Three Months Ended March 31, 2013 and March 31, 2012

For the three months ended March 31, 2013, we experienced a consolidated net loss of $707,000 compared to a consolidated net loss of $198,000 during the comparable period last year.  Net Sales and gross profits each increased $24,000 or 17% and 117%, respectively from the comparable period last year.  These increases were offset by an $94,000 increase in sales & marketing costs and a $320,000 increase in general and administrative expenses from the comparable period last year.

Net Sales

During the three months ended March 31, 2013, the Company generated approximately $166,000 in net sales compared to $141,000 in net sales in the comparable period last year.  The $24,000 or 17% increase in net sales from the comparable period last year was primarily due to higher sales volume from new distribution partners in the United States. The Company has reviewed its sales channels, and while we did incur drops in comparison to the second half of the prior year, we believe new channels can be opened to supplement what we have that is more profitable than some of the business we no longer have.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, did not change in the aggregate from $104,000 for the three months ended March 31, 2013 as compared to $104,000 for the same period last year.  As a percentage of sales, cost of sales decreased from 74% of sales for the quarter ended March 31, 2012 to 63% for the quarter ended March 31, 2013.  This decrease was primarily due to higher sales margin resulting from lowered bottle and container costs.

Gross Profit

During the three months ended March 31, 2013, the Company realized a gross profit of $61,000 or 36% of net sales compared to $37,000 or 27% of net sales during the same period last year.  Although  average sales prices in 2013 were slightly lower than in the quarter ended March 31, 2012, higher product sales quantities and lower product costs (described in cost of sales above) resulted in the overall increase in gross profit in both dollar and percentage terms during the three months ended March 31, 2013.

Sales & Marketing Costs

Sales & marketing costs increased $94,000 or 104% to $184,000 for the three months ended March 31, 2013 as compared to $90,000 for the comparable period last year.  This increase was primarily due to increased sales salaries and consulting expense, trade shows, and graphic design costs in this area.

General & Administrative Expenses

General and administrative expenses increased $317,000 or 295% to $462,000 for the three months ended March 31, 2013 as compared to $117,000 for the same period last year.  The increase was due to several factors including higher  accounting and ancillary costs associated with becoming a public entity such as $30,000 spent on public relations/awareness, amortization of approximately $190,000 of costs from our contract with the Bricktown Group, higher legal costs associated with negotiating financing transactions and licensing, higher salaries, and higher investor relations costs during 2013 also contributed to the increase for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the three months ended March 31, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the three months ended March 31, 2013, we used proceeds from the borrowing of approximately $425,000 under our new credit facility to fund our operations whereas during the comparable period in 2012, we used cash accumulated from prior periods to fund our operations.  As described above, the company significantly increased its sales and marketing costs during 2012 to expand its distribution network in the United States, Canada, and Australia.  Cash as of March 31, 2013 was $25,000 as compared to $9,000 at December 31, 2012.

Cash flows used in operating activities for the three months ended March 31, 2013 was $211,000 as compared to $28,000 for the comparable period last year. This increase in cash used in operations was primarily due to higher operating expenses during 2013 as compared to the same period last year, and was partially offset by increases in accounts payable.

Cash flow provided by financing activities for the three months ended March 31, 2013 was $227,000 compared to cash used of $8,000 for the comparable period last year. This was due to the above referenced net borrowings under the credit facility in 2013 discussed above offset by amounts paid off on other inventory credit arrangement.

Capital Resources

As of March 31, 2013, we had cash of $25,000 and a working capital deficit of $1,139,000 as compared to cash of $9,000 and working capital deficit of $1,407,000 as of December 31, 2012. The improvement in our liquidity and working capital were primarily the result of a settlement of accrued expenses of in the quarter ended March 31, 2013.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from borrowings under its credit facilities and from the sale of common stock through private placements to fund its operations.  During the three months ended March 31, 2013, the Company received gross proceeds of $425,000 under its credit facility.   We anticipate that we will need to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard did not have a material impact on the Company's reported results of operations or financial position.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the three months ended March 31, 2013, from those contained in the Company’s 2012 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form10-K for the year ended December 31, 2012, that our disclosure controls and procedures were not effective as of March 31, 2013.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered equity securities that occurred during the period covered by this report have been previously disclosed in our current report on Form10-K filed on April 16, 2013 and other current reports on Form 8-K filed during the first quarter.

Item 5. OTHER INFORMATION

The Company is in default of two payments for $5,000 each for mandatorily redeemable Series B Preferred stock in connection with its agreement with TCA Global Credit Master Fund.

The mandatorily redeemable preferred stock is presented as a current liability in the accompanying March 31, 2013 balance sheet.  The Company did not make the scheduled April and May payments under the terms of the Series B stock redemption; and therefore, the Company is in default under the TCA preferred stock redemption terms and the TCA revolving credit facility. The Company is in negotiations with the holder to address this default.

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

HANGOVER JOE’S HOLDING CORPORATION
Date: May 20, 2013	By:	/s/ Michael Jaynes
Chief Executive Officer

Date: May 20, 2013	By:	/s/ Michael Jaynes
Chief Financial Officer