Form 10-Q
period 2013-06-30
Hangover Joe's Holding Corp
filed 2013-08-19
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 122,591,301 shares of the registrant's $0.001 par value common stock outstanding as of August 16, 2013

HANGOVER JOE’S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$67,108	$8,779
Accounts receivable, net	176,131	131,273
Inventory	59,172	26,634
Prepaid expenses	55,489	188,570
Debt issuance costs, net	15,360	-
Total current assets	373,260	355,256

PROPERTY AND EQUIPMENT, NET	2,682	3,215

TOTAL ASSETS	$375,942	$358,471

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$857,450	$594,866
Accrued expenses	315,062	960,465
Stock subscription deposit	272,500	-
Revolving credit facility	407,975	97,611
Convertible note payable	79,376	-
Payable to shareholder	-	20,000
Mandatorily redeemable Series B preferred stock	102,500	-
Notes payable - related party	44,711	89,422
Total current liabilities	2,079,574	1,762,364

LONG TERM LIABILITIES
Long term portion of notes payable - related party	44,711	-

TOTAL LIABILITIES	2,124,285	1,762,364

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; authorized shares-10,000,000
Series A; 425,000 authorized shares, 87,501 shares
issued and outstanding	315,078	315,078
Common stock; $0.001 par value; 150,000,000 authorized shares,
122,591,301 (2013) and 120,846,348 (2012) shares issued and outstanding	122,592	120,847
Additional paid-in capital	1,569,604	623,790
Accumulated deficit	(3,755,617)	(2,463,608)
Total deficit	(1,748,343)	(1,403,893)

TOTAL LIABILITIES AND DEFICIT	$375,942	$358,471

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SALES	$152,131	$190,530	$317,975	$350,374
COST OF GOODS SOLD	125,835	115,294	248,939	235,580
GROSS PROFIT	26,296	75,236	69,036	114,794

OPERATING EXPENSES
Selling and marketing	242,578	251,958	426,913	349,267
General and administrative	252,859	196,144	695,643	316,269
Total operating expenses	495,437	448,102	1,122,556	665,536

LOSS FROM OPERATIONS	(469,141)	(372,866)	(1,053,520)	(550,742)

OTHER EXPENSE
Interest expense	(115,715)	(2)	(238,489)	(215)

NET LOSS	$(584,856)	$(372,868)	$(1,292,009)	$(550,957)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	*	*	$(0.01)	*

Basic and diluted weighted average common
shares outstanding	122,591,301	65,585,940	122,448,054	63,821,998

*   Less than ($0.01) per share

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

			Preferred Stock		Additional
	Common Stock		Series A		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances, January 1, 2013	120,846,348	$120,847	87,501	$315,078	$623,790	$(2,463,608)	$(1,403,893)
Common shares returned by founder	(4,500,000)	(4,500)	-	-	4,500	-	-
Common shares issued for accrued settlement costs	4,500,000	4,500	-	-	648,000	-	652,500
Common shares issued for debt financing costs	194,953	195	-	-	21,055		21,250
Common shares issued for accrued consulting	1,500,000	1,500	-	-	223,500	-	225,000
Beneficial conversion feature	-	-	-	-	31,735	-	31,735
Common shares issued for settlement	50,000	50	-	-	5,450	-	5,500
Warrants to acquire common shares issued for investor relations services	-	-	-	-	11,574	-	11,574
Net loss	-	-	-	-	-	(1,292,009)	(1,292,009)

Balances, June 30, 2013	122,591,301	$122,592	87,501	$315,078	$1,569,604	$(3,755,617)	$(1,748,343)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,292,009)	$(550,957)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	-	50,000
Amortization of prepaid consulting paid for in stock	278,618	-
Amortization of debt issuance costs	213,338	-
Warrant issued for services	11,574	-
Settlement costs to dissenting shareholder	5,500	-
Depreciation expense	533	441
Stock-based compensation	-	10,640
Changes in operating assets and liabilities:
Accounts receivable	(44,858)	(99,295)
Prepaid expenses	(10,537)	(21,950)
Deposits	-	7,500
Inventory	(32,538)	26,922
Accounts payable	262,584	99,570
Customer deposits	-	108,140
Accrued expenses	97,096	(42,052)
Net cash used in operating activities	(510,699)	(411,041)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(1,098)
Net cash used in investing activities	-	(1,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500,214
Deposit on stock subscription	272,500	-
Payment made to dissenting shareholder	(20,000)	-
Borrowings under revolving credit facility	481,263	-
Payments under revolving credit facility	(73,287)	-
Net payments under inventory financing payable	(97,611)	(23,712)
Cash received for convertible note payable	100,000	-
Cash paid for debt issuance costs	(71,337)	-
Redemption of Series B preferred stock	(22,500)	-
Advances paid to related party	-	(26,957)
Withdrawals	-	(10,679)
Net cash provided by financing activities	569,028	438,866

Net increase in cash	58,329	26,727
Cash, beginning of period	8,779	53,048
Cash, end of period	$67,108	$79,775

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$23,445	$223

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS
Mandatorily redeemable preferred stock issued for
debt issuance costs	$125,000	$-
Common stock issued for debt issuance costs	$21,250	$-
Common stock issued for accrued settlement	$652,500	$-
Common stock issued for accrued consulting	$225,000	$-
Beneficial conversion recorded on convertible note	$31,735	$-
Discount issued for debt issuance costs	$11,111	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The Merger Agreement further provided that within five business days after the closing of the Acquisition, the Company would sell to Accredited Members Acquisition Corporation (“Buyer”) all of the equity interests in three of the Company’s subsidiaries (the “Sale”), being Accredited Members, Inc., AMHC Managed Services, Inc. and World Wide Premium Packers, Inc. (collectively, the “Subsidiaries”).  Buyer is a privately-held Colorado corporation owned by two former directors of the Company, JW Roth and David Lavigne.  The parties closed the Sale on July 27, 2012.  The Buyer paid $10,000 and assumed all liabilities related to the business of the Subsidiaries in exchange for all of the shares in the Subsidiaries owned by the Company.

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

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

Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $585,000 and $1,292,000 for the three  and six months ended June 30, 2013, and a working capital deficiency and accumulated deficit of approximately $1,706,000 and $3,755,000, respectively, at June 30, 2013.  The Company has a limited operating history and has relied primarily on debt financing and private placements of its common stock to fund its operations.  The Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has taken various steps to increase capital resources and improve liquidity.

-
In January 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility has an initial line of credit of $425,000 with a six month term (and six month renewal option) and is collateralized by the assets of the Company. At closing, the Company was advanced $425,000, less fees and closing costs, and the Company has drawn an additional $56,000 through August 14, 2013 under this line of credit. As of June 30, 2013, the Company has been notified by TCA that the agreement will not be renewed when it is due in January 2014 (Note 3).

-
On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of newly authorized Series C Preferred Stock (convertible into 15,000,000 shares of common stock) and warrants to acquire 500,000 shares of common stock at $0.12 for a period of five years. According to the term sheet, the first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 was to be deposited on or before June 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above (See Note 7). As of August 14, 2013, the Company has received $320,500 toward the first investment tranche (Note 7).

-
In June 2013, the Company entered into a 12% 12 month convertible note for up to a maximum borrowing of $500,000 with JMJ Financial, Inc. (“JMJ”). At closing, the Company was advanced $100,000, less fees and closing costs (Note 3).

-
Management has also taken steps to reduce its operating costs. As part of this effort, certain executive officers and consultants agreed to defer a portion of their compensation effective October 1, 2012.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

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

Two customers comprise approximately 25% of trade accounts receivable at June 30, 2013; these individual customer balances represent approximately 13% and 12% of the trade accounts receivable.  Two customers comprise approximately 78% of the trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65%, and 13% of the total trade accounts receivable. No single customer accounted for 10%  or more of net sales for the six months ended June 30, 2013. Four customers accounted for 59% of net sales for the three months ended June 30, 2013; these individual customer sales represent approximately 18%, 18%, 12%, and 11% of sales. Three customers accounted for 36% of net sales for the three and six months ended June 30, 2012; these individual customer sales represent approximately 14%, 12%, and 10% of net sales.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of June 30, 2013 the allowance for doubtful accounts was $43,704, and at December 31, 2012, the allowance for doubtful accounts was $21,624.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. The inventory at June 30, 2013 and at December 31, 2012 primarily consisted of packing supplies.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $630 and $4,273 for the three months and six months ended June 30, 2013 and  $4,563 and $9,943 for the three and six months ended  June 30, 2012, respectively.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Total advertising expenses were approximately $84,000 and $101,000 for the three months and six months ended June 30, 2013 and $40,000 and $57,000 for the three months and six months ended June 30, 2012, respectively.

Freight-Out Costs

Freight-out costs incurred to ship product to customers are included in sales and marketing expense in the accompanying consolidated statements of operations. Total freight-out costs were approximately $13,000 and $34,000 for the three months and six months ended June 30, 2013, and $10,000 and $17,000  for the three months and six months ended June 30, 2012 respectively.

Income Taxes

Prior to March 2012, no provision for income taxes was provided in the accompanying financial statements because HOJ LLC (as a limited liability company), and HOJ JV (as a partnership), elected to file as partnerships, and therefore management believes that prior to June 30, 2012 the Company was not subject to income taxes, and, that such taxes were the responsibility of the individual member/partners.

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

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Historical loss per share of the accounting acquirer (HOJ) has been adjusted retroactively to reflect the new capital structure of the Company as a result of the Merger Agreement.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common shares underlying stock options, warrants, convertible preferred stock and convertible notes payable in the aggregate of  21,493,845, -0-, 21,493,845 and -0- shares as of and for the three and six months ended June 30, 2013 and 2012 , respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

Antidilutive shares of approximately 8,311,250 are included in the three and six month ended June 30, 2013 for the prorated potential common shares and warrants to be issued under the stock subscription agreement.

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
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2013 and December 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, line of credit, mandatorily redeemable preferred stock, and the inventory financing payable approximate fair value at June 30, 2013 and December 31, 2012, due to the relatively short maturity of the respective instruments. The fair value of related party payables is not practicable to estimate due to the related party nature of the underlying transactions.

Recent Accounting Pronouncements

In February 2013, the Finanical Accounting Standards Board (FASB) issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The adoption of this standard in 2013 did not have a material impact on the Company's reported results of operations or financial position.

NOTE 3 – DEBT

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

Revolving Credit Facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 based upon accounts receivables and projected sales and is to be used only as permitted under the specified use of proceeds for working capital purposes. The line of credit has a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. As a partial guaranty under the TCA lending arrangement, the Company’s CEO personally guaranteed certain representations made by the Company to TCA.  At closing, the Company was advanced $425,000 less fees and closing costs, and an additional $56,000 has been advanced to the company through June 30, 2013. The Company has been notified by TCA that the agreement will not be renewed when it is due in January 2014.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

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

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”).  In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock. The Series B Preferred Stock ranks pari passu to the Common Stock. The Holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the “Liquidation Preference,” which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts, and due in full by December 31, 2013.  The mandatorily redeemable preferred stock is presented as a current liability in the accompanying June 30, 2013 balance sheet.  The Company has made all scheduled payments under the terms of the Series B stock redemption.

Convertible Promissory Note

On June 19, 2013, the Company closed on a 12%, 12 month convertible promissory note (the “Note”) with JMJ. This Note provides for maximum borrowings of up to $500,000 for total consideration of $450,000 (or a 10% original issue discount). Upon closing of the Note, the Company received $100,000 from JMJ.

JMJ has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.05 or 70% of the average of the three lowest closing prices in the 25 trading days previous to the conversion.

The Note is subject to various default provisions (an “Event of Default”), and the occurrence of such an Event of Default will cause the outstanding principal amount under the Note, together with accrued and unpaid interest, and all other amounts payable under the Note, to become, at JMJ’s election, immediately due and payable to JMJ.

The company determined a beneficial conversion feature exists at the commitment date. A beneficial conversion feature of $32,000 has been recorded as a discount to the note is being amortized over the term of the loan.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2013 and December 31, 2012 consist of the following:
	June 30,	December 31,
	2013	2012
Accrued expenses	$3,697	$37,005
Deferred salaries	139,365	45,960
Accrued settlement costs – paid for in common stock	-	652,500
Accrued consulting costs – to be paid for in common stock	172,000	225,000

	$315,062	$960,465

In January 2013, the Company issued 4,500,000 and 1,500,000 common shares for the accrued settlement costs and accrued consulting costs, respectively. See Note 6 for further discussion of accrued settlement costs and accrued consulting costs.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

Investor Relations Agreement

On February 15, 2013, the Company entered into an investor relations agreement with a firm which required the Company to pay a consulting fee of $2,500,and to provide 100,000 shares of the Company's common stock and warrants to purchase 100,000 shares of the Company’s common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly.  The total common stock and warrants earned have an estimated fair value of approximately $37,000 based on the closing market price on February 15, 2013 and March 1, April 1, May 1, and June 1, 2013, respectively.  As the shares of common stock and warrants have not been issued as of June 30, 2013, the Company has recorded an accrued expense on the consolidated balance sheet until such shares and warrants are issued. See note 7 for further discussion of warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

5.5% Promissory note payable, related party

The President/CEO of the Company has advanced funds to the Company from time to time for working capital.  As of June 30, 2013 and December 31, 2012, amounts payable to this party were $89,422.  These advances were non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note.  Interest at the rate of 5.5% per annum is compounded and paid annually.  Principal payments in the amount of $14,966 and accrued interest shall be payable in six installments with the first payment due on June 15, 2013, which has not been paid as of August 19, 2013.

Other related party transactions

During the three months and six months ended June 30, 2013, the Company recorded net sales of  $-0- and $4,693, respectively, for product sold to a company that is 32% owned by a board of director.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and required certain agreed-upon additional Guaranteed Consideration, as defined over the next three years. Pursuant to the agreement, $75,000 of Guaranteed Consideration was paid in January 2013. The amount was recorded as a prepaid expense. The company recognized $28,125, $46,875 and $18,968 and $34,928  in cost of sales for royalties on this agreement for the three months and six months ended June 30, 2013 and 2012 respectively.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

Royalty and Commission Agreements

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the three and six months ended June 30, 2013 totaled approximately $43,000 and $61,000, respectively, and $9,948 for the three and six months ended June 30, 2012.  Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions. As of June 30, 2013 and December 31, 2012, net prepaid expenses related to draws in excess of commissions were approximately $26,000 and $28,000, respectively.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $8,000 and $11,000 for the three and six months ended June 30, 2013, respectively, and $2,500 for the three and six months ended June 30, 2012. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties.

Management Agreement with AMHC Managed Services

Effective March 1, 2012, HOJ entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMHC Services”), a subsidiary of AMHC. The significant terms of the Management Agreement provided for monthly payments to AMHC Services in exchange for financial management and accounting services, corporate office and administrative services, and expertise regarding compliance with securities regulations.  The Management Agreement term was 24 months, and required the Company to pay AMHC Services $27,500 per month. The Company has recorded $82,000 and $110,000 in general and administrative expense for the three months and six months ended June 30, 2012

On October 1, 2012, AMHC Services suspended the accounting and financial management services provided under the Management Agreement due to a dispute under the contract.  In January 2013, the Company settled the dispute and terminated the Management Agreement in exchange for 3,000,000 shares of common stock (See below).

Settlement Agreement with AMHC Services and Other Claims

On January 14, 2013, the Company entered into a settlement agreement with AMHC Services, the principal owners of AMHC Services, and an independent third party pursuant to which the respective parties released each other from certain claims. Under the terms of the settlement, the Company issued AMHC Services 3,000,000 shares of its common stock, and issued the independent third party 1,500,000 shares of its common stock.  The fair value of the shares issued under this settlement was $652,500 based upon the closing price of the stock on the date of the signed settlement agreement. This settlement was recorded in year ended December 31, 2012 (see Note 4).

Strategic Consulting Agreement

In November 2012, the Company entered into a consulting agreement with The Bricktown Group (“Bricktown”) to provide beverage management and strategic advisory consulting services to the Company.  The consulting agreement has an initial term of six months with an automatic extension of 180 days provided neither party has provided a written notice to not extend the agreement.  The contract can be terminated upon written notice at any time, but the Company is obligated to pay any fees accrued under the agreement.  The agreement requires the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity.  The Company is to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares are issuable upon request after January 4, 2013 and 1,500,000 shares are issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares  issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date.  Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012.  The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and was amortized over the initial 3 months of this agreement.  On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013.  The fair value of these shares of $135,000 was determined based upon the closing market price of the Company’s common stock on this date and was amortized over the remaining 3 months of the contract.  The second tranche of shares have not been issued as of August 19, 2013.  For the six months and three months ended June 30, 2013, the Company recognized consulting expense of $87,907 and $278,618 related to this agreement. In March 2013, the Company hired one of the principal owners of Bricktown to become the interim COO of the Company. Subsequent to June 30, 2013, the Bricktown contract was terminated and the interim COO resigned.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Series C Preferred Stock

In April 2013, the Board of Directors approved the authorization of 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred shares are to have  voting rights equal to three votes per share and contain an automatic conversion into 15,000,000 common shares immediately upon the Company obtaining shareholder approval of, and filing with the Colorado Secretary of State, an increase in authorized common stock to at least 200,000,000 shares.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 was to be deposited on or before June 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of June 30, 2013, the Company received $272,500 toward the first investment tranche. Subsequent to June 30, 2013, the Company received an additional $48,000 from the Investor.  No shares of common or preferred stock have yet been issued under the terms of this preferred transaction.  The proceeds received through June 30, 2013 have been presented in the balance sheet as a stock subscription deposit liability.

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

On February 15, 2013, the Company entered into a settlement agreement with the dissenting HOJ shareholder.  Under the terms of the settlement agreement, the Company agreed to pay $5,000 cash at closing and $15,000 plus accrued interest at 5% within 90 days.  The Company also agreed to issue 50,000 shares of the Company’s common stock.  The fair value of the common stock at the date of settlement was $5,500.  As of June 30, 2013, the outstanding amount has been repaid in full.

Stock options

Effective March 11, 2009, AMHC established the 2009 Stock Option Plan (“the “2009 Plan).  The 2009 Plan established by AMHC was retained by the Company after the Acquisition.  Under the 2009 Plan, the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 7,000,000 shares of common stock. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. As of June 30, 2013, stock options to purchase 650,000 shares of common stock are outstanding under the 2009 Plan.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 11,500,000 shares of common stock. As of June 30, 2013, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

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

The following is a summary of stock option activity for the six months ended June 30, 2013:

			Weighted
		Weighted	Average
	Shares	average	Remaining	Aggregate
	under	exercise	contractual	intrinsic
Options	Option	price	Life	value
Outstanding at January 1, 2013	2,916,190	$0.11
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at June 30, 2013	2,916,190	$0.11	2.26	-

Vested or Expected to Vest at June 30, 2013	2,150,000	$0.14	2.44	-
Exercisable at June 30, 2013	2,150,000	$0.14	2.44	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2013.

As a result of the reorganization described in Note 1, the Company has not recognized any stock-based compensation cost previously recorded on the books of AMHC prior to the date of reorganization.  No stock-based compensation was recognized during the three and six months ended June 30, 2013 or during the three and six months ended June 30, 2012. As of June 30, 2013, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2013:

Weighted
	Number	Average
	Of	grant date
	Options	fair value
Non-vested options at January 1, 2013	766,190	$0.06
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at June 30, 2013	766,190	$0.06

As of June 30, 2013, there was $42,159 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.0 years if certain performance criteria are met.

Warrants:

Summarized information about warrants outstanding and exercisable at June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
Warrants	Shares	Price	Life	value
Outstanding at January 1, 2013	6,739,528	$0.05
Issued for Services	150,000	$0.10
Exercised	-	$-
Forfeited/Cancelled	(3,564,764)	$0.07
Outstanding at June 30, 2013	3,324,764	$0.07	$1.89	$-

Vested or Expected to Vest at June 30, 2013	260,000	$0.11	$2.53	$-
Exercisable at June 30, 2013	260,000	$0.11	$2.53	$-

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and currently does not anticipate that the sales thresholds for 2013 will be met and accordingly no stock-based compensation has been recognized during the three and six months ended June 30, 2013. Compensation cost is revised if subsequent information indicates that the actual number of warrants vested is likely to differ from previous estimates.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately.  The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the six months ended June 30, 2013. In April, May, and June 2013, the Company granted additional warrants to purchase up to 300,000 shares of common stock vested immediately. The warrants have a three-year term and an exercise price of $.10, $.07, and $.05 per share. The value of these warrants was considered nominal.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Continued)

Contributed Services

Prior to June 30, 2012, the Company’s owners/officers contributed management and administrative services to the Company.  The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to contributed capital.  The fair value of the historical services was estimated based on the compensation per employment terms that were entered into in March 2012.  Contributed services were $0, $0, $0 and $50,000 for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 8 – INCOME TAXES

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

On July 25, 2012, the Company acquired HOJ and began recording a provision for deferred income tax assets and liabilities for the combined companies. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $199,000, $439,000 and $127,000, $187,000 for the three and six months ended June 30, 2013 and 2012, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

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

Management Changes

Effective March 1, 2013, the Board of Directors appointed Eric Skae to serve as interim Chief Operating Officer (“COO”). Mr. Skae will be paid an annual salary of $100,000 in the same manner as other officers of the Company. Mr. Skae resigned on August 6, 2013.

Results of Operations

The Company’s operations have generally grown as the Company has expanded its marketing efforts.  Although the Company’s increased operations have resulted in greater net sales for the Company, the Company’s costs of goods sold and operating costs have also increased.

Three Months Ended June 30, 2013 and June 30, 2012

For the three months ended June 30, 2013, we experienced a consolidated net loss of $585,000 compared to a consolidated net loss of $373,000 during the comparable period last year.  Net Sales and gross profits decreased $38,000 and $49,000 or 20% and 65%, respectively from the comparable period last year.  These increases were offset by an $19,000 decrease in sales & marketing costs and a $56,000 increase in general and administrative expenses from the comparable period last year.

Net Sales

During the three months ended June 30, 2013, the Company generated approximately $152,000 in net sales compared to $190,000 in net sales in the comparable period last year.  The $38,000 or 20% decrease in net sales from the comparable period last year was primarily due to volatility in our customer base as new outlets determine demand from new distribution partners in the United States in the context of our new marketing campaign associated with the movie Hangover III. The Company has reviewed its sales channels, and a concern exists due to the lack of resources we can devote to the necessary sales and marketing and brand building to ensure product success.

Cost of Goods Sold

Cost of goods sold, which includes product costs and product royalties, increased in the aggregate from $125,000 for the three months ended June 30, 2013 as compared to $115,000 for the same period last year.  As a percentage of sales, cost of sales increased from 61% of sales for the quarter ended June 30, 2012 to 83% for the quarter ended June 30, 2013.  This increase was primarily due to increased costs related to instability – including change in contract bottler, change in materials, old inventory being cleared in prior year,  initial costs form our new marketing campaign (see net sales above) and financial challenges relating ability to negotiate lower costs.

Gross Profit

During the three months ended June 30, 2013, the Company realized a gross profit of $26,000 or 17% of net sales compared to a gross profit of $75,000 or 39% of net sales during the same period last year.  Although  average sales prices in 2013 were higher compared to the quarter ended June 30, 2012, lower product sales quantities and higher product costs (described in cost of sales above) resulted in the overall decrease in gross profit in both dollar and percentage terms during the three months ended June 30, 2013.

Sales & Marketing Costs

Sales & marketing costs decreased $19,000 or 74% to $242,000 for the three months ended June 30, 2013 as compared to $251,000 for the comparable period last year.  This decrease was primarily due to a reduction in resources available for sales salaries and consulting expense, trade shows, and graphic design costs in this area.

General & Administrative Expenses

General and administrative expenses increased $56,000 or 29% to $252,000 for the three months ended June 30, 2013 as compared to $196,000 for the same period last year.  The increase was due to several factors including amortization of approximately $87,000 of costs from our contract with the Bricktown Group, and higher investor relations costs during 2013 also contributed to the increase for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and June 30, 2012

For the six months ended June 30, 2013, we experienced a consolidated net loss of $1,292,000 compared to a consolidated net loss of $551,000 during the comparable period last year.  Net Sales and gross profits each decreased $33,000 and $62,000 or 9% and 48%, respectively from the comparable period last year.  These decreases were exacerbated  by a $379,000 increase in general and administrative expenses from the comparable period last year.

Net Sales

During the six months ended June 30, 2013, the Company generated approximately $318,000 in net sales compared to $350,000 in net sales in the comparable period last year.  The $33,000 or 9% decrease in net sales from the comparable period last year was primarily due to lower sales volume from new distribution partners in the United States related to the May 20 marketing campaign began from the movie Hangover III. The Company has reviewed its sales channels, and while we did incur drops in comparison to the second half of the prior year, we believe new channels can be opened to supplement what we have and replace some of the business we no longer have, but we believe additional marketing resources will be needed to build our customer base to its full potential.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, increased in the aggregate from $235,000 for the six months ended June 30, 2012 as compared to $248,000 for the same period this year.  As a percentage of sales, cost of sales increased from 67% of sales for the six months ended June 30, 2012 to 78% for the six months ended June 30, 2013.  This decrease was primarily due to higher costs.

Gross Profit

During the six months ended June 30, 2013, the Company realized a gross profit of $69,000 or 22% of net sales compared to $114,000 or 33% of net sales during the same period last year.  Although  average sales prices in 2013 were substantially the same when compared to the six months ended June 30, 2012, lower product sales quantities and higher product costs (described in cost of sales above) resulted in the overall decrease in gross profit in both dollar and percentage terms during the six months ended June 30, 2013.

Sales & Marketing Costs

Sales & marketing costs increased $77,000 or 22% for the six months ended June 30, 2013 when the total was $427,000 as compared to $349,000 for the six months ended June 30, 2012.  This increase was due to increases in advertising and sales consulting expenses.

General & Administrative Expenses

General and administrative expenses increased $379,000 or 120% to $695,000 for the six months ended June 30, 2013 as compared to $316,000 for the same period last year.  The increase was due to several factors including higher  accounting and ancillary costs associated with becoming a public entity such as $30,000 spent on public relations/awareness, amortization of approximately $278,000 of costs from our contract with the Bricktown Group, higher legal costs associated with negotiating financing transactions and licensing, higher salaries, and higher investor relations costs during 2013 also contributed to the increase for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the three months ended June 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the six months ended June 30, 2013, we used proceeds from the borrowing of approximately $581,000 under our new credit facilities to fund our operations whereas during the comparable period in 2012, we used proceeds from issuance of common stock to fund our operations.  As described above, the company significantly increased its sales and marketing costs during 2012 to expand its distribution network in the United States, Canada, and Australia.  Cash as of June 30, 2013 was $67,000 as compared to $79,000 at June 30, 2012.

Cash flows used in operating activities for the six months ended June 30, 2013 was $511,000 as compared to $411,000 for the comparable period last year. This increase in cash used in operations was primarily due to higher operating expenses during 2013 as compared to the same period last year, and was partially offset by increases in accounts payable.

Cash flow provided by financing activities for the six months ended June 30, 2013 was $569,000 compared to  $439,000 for the comparable period last year. This was due to the above referenced net borrowings under the credit facility in 2013 discussed above offset by amounts paid off on other inventory credit arrangement.

Capital Resources

As of June 30, 2013, we had cash of $67,000 and a working capital deficit of $1,706,000 as compared to cash of $9,000 and working capital deficit of $1,407,000 as of December 31, 2012. The improvement in our cash was due to our new credit facilities, however, due to our losses, our working capital deficit increased.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from borrowings under its credit facilities and from the sale of common stock through private placements to fund its operations.  During the six months ended June 30, 2013, the Company received gross proceeds of $425,000 under its credit facility.   We anticipate that we will need to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the six months ended June 30, 2013, from those contained in the Company’s 2012 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form10-K for the year ended December 31, 2012, that our disclosure controls and procedures were not effective as of June 30, 2013.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the following, all sales of unregistered equity securities that occurred during the period covered by this report have been previously disclosed in our current report on Form10-K filed on April 16, 2013, our current report on Form10-Q filed on May 20, 2013  and other current reports on Form 8-K filed during the first quarter.

On June 19, 2013, Hangover Joe’s Holding Corporation (the “Company”) closed on a 12%, 12 month convertible promissory note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note reflects a principal sum of $500,000 for total consideration of $450,000 (or a 10% original issue discount). Upon closing of the Note, the Company received $100,000 from JMJ. JMJ has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.05 or 70% of the average of the three lowest closing prices in the 25 trading days previous to the conversion. The Company relied on the exemption under 4(a)(2) and Rule 506 of Regulation D under the Securities Act of 1933 for the issuance of the note to JMJ.  No commissions or other remuneration was paid in connection with the transaction.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
10.1	Promissory note with JMJ Financial dated June 18, 2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Executive Officer). Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael Jaynes, Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: August 19, 2013	By:	/s/ Michael Jaynes
Chief Executive Officer

Date: August 19, 2013	By:	/s/ Michael Jaynes
Chief Financial Officer