Form 10-Q
period 2013-09-30
Hangover Joe's Holding Corp
filed 2013-12-19
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 122,591,301 shares of the registrant's $0.001 par value common stock outstanding as of December 19, 2013

HANGOVER JOE’S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,627	$8,779
Accounts receivable, net	42,235	131,273
Inventory	52,813	26,634
Prepaid expenses	-	188,570
Total current assets	104,675	355,256

PROPERTY AND EQUIPMENT, NET	2,416	3,215

TOTAL ASSETS	$107,091	$358,471

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$919,542	$594,866
Accrued expenses	362,612	960,465
Stock subscription deposit	320,500	-
Revolving note payable	378,216	97,611
Convertible note	117,733	-
Payable to shareholder	-	20,000
Mandatorily redeemable preferred stock	67,500	-
Notes payable - related party	89,422	89,422

TOTAL LIABILITIES, all current	2,255,525	1,762,364

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; authorized shares-10,000,000
Series A; 425,000 authorized shares, 87,501 and 87,501 shares
issued and outstanding, respectively	315,078	315,078
Common stock; $0.001 par value; 150,000,000 authorized shares,
122,591,301 and 120,846,348 shares issued and outstanding,
respectively	122,592	120,847
Additional paid-in capital	1,569,604	623,790
Accumulated deficit	(4,155,708)	(2,463,608)
Total deficit	(2,148,434)	(1,403,893)

TOTAL LIABILITIES AND DEFICIT	$107,091	$358,471

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET SALES	$4,145	$386,560	$322,120	$736,081
COST OF GOODS SOLD	3,275	244,154	252,214	479,736
GROSS PROFIT	870	142,406	69,906	256,345

OPERATING EXPENSES
Selling and marketing	146,121	258,167	573,034	607,434
General and administrative	202,385	277,796	898,028	591,723
Total operating expenses	348,506	535,963	1,471,062	1,199,157

LOSS FROM OPERATIONS	(347,636)	(393,557)	(1,401,156)	(942,812)

OTHER EXPENSE
Interest expense	(52,455)	4	(290,944)	(211)

NET LOSS	$(400,091)	$(393,553)	$(1,692,100)	$(943,023)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	*	*	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	122,591,301	108,791,655	122,496,505	66,674,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

			Preferred Stock		Additional
	Common Stock		Series A		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balances, January 1, 2013	120,846,348	$120,847	87,501	$315,078	$623,790	$(2,463,608)	$(1,403,893)
Common shares returned by founder	(4,500,000)	(4,500)	-	-	4,500	-	-
Common shares issued for accrued
settlement costs	4,500,000	4,500	-	-	648,000	-	652,500
Common shares issued for
debt financing costs	194,953	195	-	-	21,055		21,250
Common shares issued for accrued
consulting services	1,500,000	1,500	-	-	223,500	-	225,000
Beneficial conversion feature	-	-	-	-	31,735	-	31,735
Common shares issued for settlement	50,000	50	-	-	5,450	-	5,500
Warrants to acquire common shares
issued for investor relations services	-	-	-	-	11,574	-	11,574
Net loss	-	-	-	-	-	(1,692,100)	(1,692,100)

Balances, September 30, 2013	122,591,301	$122,592	87,501	$315,078	$1,569,604	$(4,155,708)	$(2,148,434)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE’S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,692,100)	$(943,023)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	-	50,000
Bad debt expense	82,405	11,624
Amortization of prepaid consulting paid for in stock	278,618	-
Amortization of debt issuance costs	231,475	-
Amortization of debt discount	10,578
Warrant issued for services	11,574	-
Settlement costs to dissenting shareholder	5,500	-
Depreciation expense	799	708
Stock-based compensation	-	18,688
Changes in operating assets and liabilities:
Accounts receivable	6,633	(107,123)
Prepaid expenses	44,952	(70,110)
Deposits	-	7,500
Inventory	(26,179)	(80,379)
Accounts payable	324,676	371,806
Customer deposits	-	99,140
Accrued expenses	144,647	(28,865)
Net cash used in operating activities	(576,422)	(670,034)

CASH FLOW FROM INVESTING ACTIVITIES:
Net cash received from sale of subsidiary interest		10,044
Purchase of property, plant and equipment	-	(1,098)
Net cash provided by investing activities	-	8,946

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	710,214
Deposit on stock subscription	320,500	-
Payment made to dissenting shareholder	(20,000)	-
Borrowings under revolving credit facility	481,263	-
Payments under revolving credit facility	(103,046)	-
Net payments under inventory financing payable	(97,610)	(23,712)
Cash received for convertible note payable	125,000	-
Cash paid for debt issuance costs	(71,337)	-
Redemption of Series B Preferred Stock	(57,500)	-
Advances (paid to) received from related party	-	(26,957)
Withdrawals	-	(10,579)
Net cash provided by financing activities	577,270	648,966

Net (decrease) increase in cash	848	(12,122)
Cash, beginning of period	8,779	53,048
Cash, end of period	$9,627	$40,926

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$23,445	$223

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS
Mandatorily redeemable preferred stock issued for
debt issuance costs	$125,000	$-
Common stock issued for debt issuance costs	$21,250	$-
Common stock issued for accrued settlement	$652,500	$-
Common stock issued for accrued consulting	$225,000	$-
Beneficial conversion recorded on convertible note	$31,735	$-
Discount issued for debt issuance costs	$13,888	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANICAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

 Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $400,000 and $1,692,000 for the three and nine months ended September 30, 2013, and a working capital deficiency and accumulated deficit of approximately $2,150,000 and $4,155,000, respectively, at September 30, 2013.  The Company has a limited operating history and has relied primarily on debt financing and private placements of its common stock to fund its operations. It is also in default on its revolving credit facility with TCA Global Financial (note 3). The Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans with regards to these conditions are described below.

Management has taken various steps to increase capital resources and improve liquidity.

-
On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of newly authorized Series C Preferred Stock (convertible into 15,000,000 shares of common stock) and warrants to acquire 500,000 shares of common stock at $0.12 for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above (See Note 7). As of December 18, 2013, the Company received $340,500 toward the first investment tranche ($20,000 of which was received subsequent to September 30, 2013) (Note 7).

-
In June 2013, the Company entered into a 12% 12 month convertible note for up to a maximum borrowing of $500,000 with JMJ Financial, Inc. The Company was advanced $125,000, less fees and closing costs. (Note 3).

-
In November 2013, the Company entered an arrangement with Fundable.com to raise $500,000. (Note 9). To date, this project has not commenced. Additionally the Company has entered into a $25,000 convertible note with JSJ Financial; however no funds have been received under this note agreement.

-
Management has also taken steps to reduce its operating costs. As part of this effort, certain executive officers and consultants agreed to defer a portion of their compensation effective October 1, 2012.

On December 16, 2013, the Company announced signing of a distribution contract for the sale of hangover recovery shots in Japan. Over the next three years the Company intends to distribute its recovery shots through up to 8,600 drug and food stores, and sales are expected to reach over 10 million bottles. This is the largest distribution agreement yet internationally for the Company to date. The Company intends to start shipping containers to Japan in early 2014. The contract calls for one million bottles to be shipped in 2014, which would exceed all of our sales to date, followed by three million bottles in 2015, and six million in 2016. The Company is pursuing additional opportunities but has no assurance they will materialize. The contract will require marketing support and additional capital which the company intends to pursue vigorously. There is no assurance the Company can raise the capital or perform the contractual requirements without capital.

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

Four customers comprise approximately 84% of trade accounts receivable at September 30, 2013; these individual customer balances represent approximately 26%, 21%, 19% and 18% of the trade accounts receivable.  Two customers comprise approximately 78% of the trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65%, and 13% of the total trade accounts receivable. No single customer accounted for 10% or more of net sales for the three or nine months ended September 30, 2013.  One customer accounted for 44% and 23% of net sales for the three months and nine months ended September 30, 2012 respectively.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of September 30, 2013 the allowance for doubtful accounts was approximately $113,000 and at December 31, 2012, the allowance for doubtful accounts was $11,624.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. The inventory at September 30, 2013 consisted of finished goods and packing supplies and at December 31, 2012 primarily consisted of packing supplies.

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

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company’s website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer.  For sales to distributors, revenue is usually recognized at the time of delivery.  The Company defers revenues on products sold to distributors for which there is a lack of credit history or if the distribution may be in a new market in which the Company has no prior experience.  The Company defers revenue in these situations until cash is received.  For sales through the Company’s website, revenue is recognized at time of shipment.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $6,000 and $12,000 for the three months and nine months ended September 30, 2013 and $7,400 and $17,200 for the three and nine months ended September 30, 2012, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Total advertising expenses were approximately $1,000 and $101,000 for the three months and nine months ended September 30, 2013 and $47,000 and $104,000 for the three months and nine months ended September 30, 2012, respectively.

Income Taxes

Prior to March 2012, no provision for income taxes was provided in the accompanying financial statements because HOJ LLC (as a limited liability company), and HOJ JV (as a partnership), elected to file as partnerships, and therefore management believes that prior to September 30, 2012 the Company was not subject to income taxes, and, that such taxes were the responsibility of the individual member/partners.

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

For shares issued to non-employees for goods or services, the Company accounts for these shares in accordance with ASC 505-50.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever are more reliably measurable (a) goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Historical loss per share of the accounting acquirer (HOJ) has been adjusted retroactively to reflect the new capital structure of the Company as a result of the Merger Agreement.  Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, common shares underlying convertible preferred stock and convertible notes payable in the aggregate of  24,457,845, -0-, 24,457,845 and -0- shares as of and for the three and nine months ended September 30, 2013 and 2012 , respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

Antidilutive shares of approximately 9,775,250 are included in the three and nine months ended September 30, 2013 for the prorated potential common share and warrant to be issued under the stock subscription agreement.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2013 and December 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, line of credit, mandatorily redeemable preferred stock, and the inventory financing payable approximate fair value at September 30, 2013 and December 31, 2012, due to the relatively short maturity of the respective instruments. The fair value of related party payables is not practicable to estimate due to the related party nature of the underlying transactions.

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

Revolving Credit Facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 based upon accounts receivables and projected sales and is to be used only as permitted under the specified use of proceeds for working capital purposes. The  initial line of credit has a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. As a partial guaranty under the TCA lending arrangement, the Company’s CEO personally guaranteed certain representations made by the Company to TCA.  At closing, the Company was advanced $425,000 less fees and closing costs, and an additional $56,000 has been advanced to the company through September 30, 2013.

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

The Company is in default in its agreement with TCA and is currently trying to renegotiate its arrangement.

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”).  In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock. The Series B Preferred Stock ranks pari passu to the Common Stock. The Holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the “Liquidation Preference,” which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts, and due in full by virtue of the TCA default discussed above.  The mandatorily redeemable preferred stock is presented as a current liability in the accompanying September 30, 2013 balance sheet.

Convertible Promissory Note

On June 19, 2013, the Company closed on a 12%, 12 month convertible promissory note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note reflects a principal sum of $500,000 for total consideration of $450,000 (or a 10% original issue discount). Upon closing of the Note, the Company received $100,000 from JMJ. On September 24, 2013, the Company received an additional $25,000 from JMJ.

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

The Company determined a beneficial conversion feature exists at the commitment date. A beneficial conversion feature of $32,000 was recorded as a discount to the note and has been amortized over the life of the loan. The debt discount recorded at September 30, 2013 is approximately $22,000.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
Accrued expenses	$6,520	$37,005
Deferred salaries	166,594	45,960
Accrued settlement costs – paid for in common stock	172,000	652,500
Accrued consulting costs – paid for in common stock	-	225,000
Accrued Interest	17,498	-
	$362,612	$960,465

In January 2013, the Company issued 4,500,000 and 1,500,000 common shares for the accrued settlement costs and accrued consulting costs, respectively. See Note 6 for further discussion of accrued settlement costs and accrued consulting costs.

Investor Relations Agreement

On February 15, 2013, the Company entered into an investor relations agreement with a firm which required the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company's common stock per month and warrants to purchase 100,000 shares of the Company’s common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly.  The February and March common stock earned have an estimated fair value as $37,000 based on the closing market price on February 15, 2013 and March 1, April 1, and May 1,  respectively.   As the shares of common stock have not been issued as of September 30, 2013, the Company has recorded an accrued expense of $37,000 on the consolidated balance sheet until such shares are issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

5.5% Promissory note payable, related party

The President/CEO of the Company has advanced funds to the Company from time to time for working capital.  As of September 30, 2013 and December 31, 2012, amounts payable to this party were $89,422 and $89,422, respectively.  These advances were non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note.  Interest at the rate of 5.5% per annum is compounded and paid annually.  Principal payments in the amount of $14,966 and accrued interest shall be payable in six installments with the first payment due on June 15, 2013, which was not paid as of December 18, 2013.

Other related party transactions

During the three months and nine months ended September 30, 2013, the Company recorded net sales of $-0- and $4,693 for product sold to a Company that is 32% owned by a board of director.

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

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and required certain agreed-upon additional Guaranteed Consideration of $200,000, as defined over the next three years. Pursuant to the agreement, $75,000 of Guaranteed Consideration was paid in January 2013, payments of $50,000 are due on or before October 1, 2013 and 2014, and a payment of $25,000 is due on or before October 1, 2015. The amount was recorded as a prepaid expense and was amortized to October 1, 2013 when the next payment is due. The Company recognized $27,000 and $75,000 in cost of sales for royalties on this agreement for the three months and nine months ended September 30, 2013.  The Company paid WBCP $20,000 of the $50,000 Guaranteed Consideration amount due as of October 1, 2013, subsequent to September 30, 2013.  The Company has negotiated an extension agreement with WBCP for the remaining amount due until December 31, 2013.

Royalty and Commission Agreements

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the nine months ended September 30, 2013 and 2012 totaled approximately $43,000 and $41,000 respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions. As of September 30, 2013 and December 31, 2012, net prepaid expenses related to draws in excess of commissions were nil and approximately $28,000, respectively.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $8,465 and $2,500 for the three months ended September 30, 2013 and 2012, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of September 30, 2013 and December 31, 2012, net prepaid expenses related to draws in excess of royalties were nil and approximately  $17,000, respectively.

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

Strategic Consulting Agreement

In November 2012, the Company entered into a consulting agreement with The Bricktown Group (“Bricktown”) to provide beverage management and strategic advisory consulting services to the Company.  The consulting agreement has an initial term of nine months with an automatic extension of 180 days provided neither party has provided a written notice to not extend the agreement.  The contract can be terminated upon written notice at any time, but the Company is obligated to pay any fees accrued under the agreement.  The agreement requires the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity.  The Company is to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares are issuable upon request after January 4th, 2013 and 1,500,000 shares are issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date.  Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued.  The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and is being amortized over the initial 3 months of this agreement. For the nine months  ended September 30, 2013, the Company recognized consulting expense of $278,616 related to this agreement. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013.  The fair value of these shares of $135,000 was determined based upon the closing market price of the Company’s common stock on this date and was amortized over the remaining 3 months of the contract.  On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. The second tranche of shares have not been issued as of December 18, 2013.

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

 On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of September 30, 2013, the Company received $320,500 toward the first investment tranche.

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

On February 15, 2013, the Company entered into a settlement agreement with the dissenting HOJ shareholder.  Under the terms of the settlement agreement, the Company agreed to pay $5,000 cash at closing and $15,000 plus accrued interest at 5% within 90 days.  The Company also agreed to issue 50,000 shares of the Company’s common stock.  The fair value of the common stock at the date of settlement was $5,500.  As of September 30, 2013, the outstanding amount has been repaid in full.

Stock options

Effective March 11, 2009, AMHC established the 2009 Stock Option Plan (“the “2009 Plan).  The 2009 Plan established by AMHC was retained by the Company after the Acquisition.  Under the 2009 Plan, the Company may grant non-statutory and incentive options to employees, directors and consultants for up to a total of 7,000,000 shares of common stock. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. As of September 30, 2013, stock options to purchase 650,000 shares of common stock are outstanding under the 2009 Plan.

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 11,500,000 shares of common stock. As of September 30, 2013, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

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

The following is a summary of stock option activity for the nine months ended September 30, 2013:

			Weighted
		Weighted	Average
	Shares	average	Remaining	Aggregate
	under	exercise	contractual	intrinsic
Options	Option	price	Life	value
Outstanding at January 1, 2013	2,916,190	$0.11
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding at September 30, 2013	2,916,190	$0.11	2.26	75,796

Vested or Expected to Vest at September 30, 2013	2,150,000	$0.14	2.44	26,250
Exercisable at September 30, 2013	2,150,000	$0.14	2.44	26,250

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2013.

As a result of the reorganization described in Note 1, the Company has not recognized any stock-based compensation cost previously recorded on the books of AMHC prior to the date of reorganization.  No stock-based compensation was recognized during the three and nine months ended September 30, 2013 or during the three and nine months ended September 30, 2012. As of September 30, 2013, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2013:

Weighted
	Number	Average
	Of	grant date
	Options	fair value
Non-vested options at January 1, 2013	766,190	$0.06
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at September 30, 2013	766,190	$0.06

As of September 30, 2013, there was $42,159 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of 1.0 years if certain performance criteria are met.

Warrants:

Summarized information about warrants outstanding and exercisable at September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	contractual	intrinsic
Warrants	Shares	Price	Life	value
Outstanding at January 1, 2013	6,739,528	$0.05
Issued for Services	150,000	$0.10
Exercised	-	$-
Forfeited/Cancelled	(3,564,764)	$0.04
Outstanding at September 30, 2013	3,324,764	$0.07	$1.89	$0

Vested or Expected to Vest at September 30, 2013	260,000	$0.11	$2.53	$0
Exercisable at September 30, 2013	260,000	$0.11	$2.53	$0

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and currently does not anticipate that the sales thresholds for 2013 will be met and accordingly no stock-based compensation has been recognized during the three and nine months ended September 30, 2013. Compensation cost is revised if subsequent information indicates that the actual number of warrants vested is likely to differ from previous estimates.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately.  The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the nine months ended September 30, 2013.

Contributed Services

Prior to September 30, 2012, the Company’s owners/officers contributed management and administrative services to the Company.  The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to contributed capital.  The fair value of the historical services was estimated based on the compensation per employment terms that were entered into in March 2012.  Contributed services were $0, $0, $0 and $50,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

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

On July 25, 2012, the Company acquired HOJ and began recording a provision for deferred income tax assets and liabilities for the combined companies. The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $575,000 for the nine months ended September 30, 2013.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

On December 16, 2013, we announced signing of a distribution contract for the sale of hangover recovery shots in Japan. Over the next three years our product is to be distributed through up to 8,600 drug and food stores and sales are expected to reach over 10 million bottles. This is the largest distribution agreement yet internationally for the Company to date. We intend to start shipping containers to Japan in early 2014. The contract calls for one million bottles to be shipped in 2014, which would exceed all of our sales to date, followed by three million bottles in 2015, and six million in 2016.

On November 6, 2013, the Company reached an agreement with Fundable.com, an online portal, to raise up to $500,000 in 200,000 units sold at $2.50 per unit. Each unit consists of one share of Series D Preferred Stock and 100 five year warrants exercisable at $.05 per share upon a successful increase of the Company’s authorized common shares to 500,000,000. Terms of the preferred stock are as follows:

Series D Preferred Stock

Of the 10,000,000 shares of the Company’s authorized Preferred Stock, ($0.10 par value per share), 200,000 shares are designated as Series D Convertible Preferred Stock (the “Series D Preferred”).  The holders of outstanding shares of Series D Preferred are entitled to notice of any shareholders’ meeting and to vote as a single class with the common stock upon any matter submitted for approval by the holders of common stock, on an as-converted basis, as defined. Each share of Series D Preferred shall have one hundred votes per share. If any dividend or distribution is declared or paid by the Company on common stock, whether payable in cash, property, securities or rights to acquire securities, the holders of the Series D Preferred will be entitled to participate with the holders of common stock in such dividend or distribution, as defined.

Additionally, upon liquidation, dissolution or winding up on the Company, the Series D Preferred shareholders are entitled to be paid together with the common shareholders on a pro-rata basis.  The Series D Preferred holders may convert such shares of Series D Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series D Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock at the option of the holder, at any time after the Company is able to successfully increase its authorized common shares to 500,000,000 each share of Series D Preferred shall be convertible into one hundred shares of the Company’s common stock.  Additionally, The Company may automatically convert such shares six months after the increase in authorized shares.

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

Management Changes

Effective March 1, 2013, the Board of Directors appointed Eric Skae to serve as interim Chief Operating Officer (“COO”). Mr. Skae was to be paid an annual salary of $100,000 in the same manner as other officers of the Company. Mr. Skae resigned on August 6, 2013. The Company also appointed Jeff Jonke as its Executive Vice President and General Manager on August 19, 2013. Mr. Jonke resigned effective October 31, 2013. Effective December 1, 2013, the Board of Directors appointed Shawn Adamson to serve as Chief Sales and Marketing Officer. Mr. Adamson will be paid an annual salary of $100,000, a royalty of one cent per bottle, a 12.5% bonus of the proceeds of sale in the event the Company is sold plus benefits and stock. Also, Effective December 1, 2013, the Board of Directors appointed Matthew Veal to serve as Chief Financial Officer (“CFO”) and Interim Chief Executive Officer (“CEO”) and added Mr. Veal to the board of directors. Mr. Veal will be paid an annual salary of $180,000, a royalty of one cent per bottle, a 5% bonus of the proceeds of sale in the event the Company is sold plus benefits and stock. Also, Effective December 1, 2013, the Board of Directors reappointed Michael Jaynes to serve as Chairman of the Board. Mr. Jaynes will be paid an annual salary of $100,000, a royalty of one cent per bottle, a 12.5% bonus of the proceeds of sale in the event the Company is sold plus benefits and stock.

Results of Operations

Through the second Quarter of 2013, the Company’s operations have generally grown as the Company has expanded its marketing efforts.  Although the Company’s increased operations have resulted in greater net sales for the Company, the Company’s costs of goods sold and operating costs have also increased.

Three Months Ended September 30, 2013 and September 30, 2012

For the three months ended September 30, 2013, we experienced a consolidated net loss of $400,000 compared to a consolidated net loss of $394,000 during the comparable period last year.  Net Sales and gross profits decreased $382,000 and $142,000 or 99% and 99%, respectively from the comparable period last year.  These decreases were offset by a $112,000 decrease in sales & marketing costs and a $75,000 decrease in general and administrative expenses from the comparable period last year.

Net Sales

During the three months ended September 30, 2013, the Company generated approximately $4,000 in net sales compared to $387,000 in net sales in the comparable period last year.  The $382,000 or 99% decrease in net sales from the comparable period last year was primarily due to the lack of resources not only for sales and marketing but production and shipping and due to the deferral of revenue on certain sales (approximately $14,000) to distributors in which the Company determined that collectibility was not assured. The Company has reviewed its sales channels, and a concern exists due to the lack of resources we can devote to the necessary sales and marketing and brand building to ensure product success.

Cost of Goods Sold

Cost of goods sold, which includes product costs and product royalties, decreased in the aggregate from $241,000 for the three months ended September 30, 2012 as compared to $3,000 for the same period this year.  As a percentage of sales, cost of sales changed from 63% of sales for the quarter ended September 30, 2012 to 79% for the quarter ended September 30, 2013.  This change was primarily due to increased costs related to instability – including change in contract bottler, change in materials, old inventory being cleared in prior year,  initial fixed guaranteed royalty costs to Warner Brothers from our new marketing campaign (see net sales above) and financial challenges relating ability to negotiate lower costs.

Gross Profit

During the three months ended September 30, 2013, the Company realized a gross profit of $1,000 or 21% of net sales compared to a gross profit of $142,000 or 37% of net sales during the same period last year.  Although  average sales prices in 2013 were higher compared to the quarter ended September 30, 2012, lower product sales quantities, and higher product costs (described in cost of sales above) resulted in the overall decrease in gross profit in both dollar and percentage terms during the three months ended September 30, 2013.

Sales & Marketing Costs

Sales & marketing costs decreased $112,000 or 43% to $146,000 for the three months ended September 30, 2013 as compared to $258,000 for the comparable period last year.  This decrease was primarily due to a reduction in resources available for sales salaries and consulting expense, trade shows, and graphic design costs in this area.

General & Administrative Expenses

General and administrative expenses decreased $76,000 or 27% to $202,000 for the three months ended September 30, 2013 as compared to $278,000 for the same period last year.  The increase was due to several factors amortization of costs from our contract with the Bricktown Group, and higher investor relations costs during 2013 also contributed to the increase for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and September 30, 2012

For the nine months ended September 30, 2013, we experienced a consolidated net loss of $1,692,000 compared to a consolidated net loss of $943,000 during the comparable period last year.  Net Sales and gross profits each decreased $414,000 and $186,000 or 56% and 73%, respectively from the comparable period last year.  These decreases were slightly offset by a $34,000 decrease in general and administrative expenses from the comparable period last year.

Net Sales

During the nine months ended September 30, 2013, the Company generated approximately $322,000 in net sales compared to $736,000 in net sales in the comparable period last year.  The $414,000 or 56% decrease in net sales from the comparable period last year was primarily due to lower sales volume from new distribution partners in the United States related to the May 20 marketing campaign began from the movie Hangover III. The Company has reviewed its sales channels, and while we did incur drops in comparison to the second half of the prior year, we believe new channels can be opened to supplement what we have and replace some of the business we no longer have, but we believe additional marketing resources will be needed to build our customer base to its full potential.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, decreased in the aggregate from $480,000 for the nine months ended September 30, 2012 as compared to $252,000 for the same period this year.  As a percentage of sales, cost of sales increased from 65% of sales for the nine months ended September 30, 2012 to 78% for the nine months ended September 30, 2013.  This decrease was primarily due to higher costs, particularly royalty guaranteed amounts.

Gross Profit

During the nine months ended September 30, 2013, the Company realized a gross profit of $70,000 or 22% of net sales compared to $256,000 or 35% of net sales during the same period last year.  Although  average sales prices in 2013 were substantially the same when compared to the nine months ended September 30, 2012, lower product sales quantities and higher product costs (described in cost of sales above) resulted in the overall decrease in gross profit in both dollar and percentage terms during the nine months ended September 30, 2013.

Sales & Marketing Costs

Sales & marketing costs decreased $34,000 or 6% for the nine months ended September 30, 2013 when the total was $573,000 as compared to $607,000 for the nine months ended September 30, 2012.  This increase was due to increases in advertising and sales consulting expenses.

General & Administrative Expenses

General and administrative expenses increased $306,000 or 52% to $898,000 for the nine months ended September 30, 2013 as compared to $592,000 for the same period last year.  The increase was due to several factors including higher  accounting and ancillary costs associated with becoming a public entity such as $30,000 spent on public relations/awareness, amortization of approximately $278,000 of costs from our contract with the Bricktown Group, higher legal costs associated with negotiating financing transactions and licensing, higher salaries, and higher investor relations costs during 2013 also contributed to the increase for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the three months ended September 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the nine months ended September 30, 2013, we used proceeds from the borrowing of approximately $492,000 under our new credit facilities to fund our operations whereas during the comparable period in 2012, we used cash accumulated from prior periods to fund our operations.  As described above, the company significantly increased its sales and marketing costs during 2012 to expand its distribution network in the United States, Canada, and Australia.  Cash as of September 30, 2013 was $10,000 as compared to $9,000 at December 31, 2012.

Cash flows used in operating activities for the nine months ended September 30, 2013 was $576,000 as compared to $670,000 for the comparable period last year. This decrease in cash used in operations was primarily due to higher operating expenses during 2013 as compared to the same period last year, and was offset by increases in accounts payable.

Cash flow provided by financing activities for the nine months ended September 30, 2013 was $577,000 compared to $9,000 for the comparable period last year. This was due to the above referenced net borrowings under the credit facility in 2013 discussed above offset by amounts paid off on other inventory credit arrangement and cash raised from the sale of equity.

Capital Resources

As of September 30, 2013, we had cash of $10,000 and a working capital deficit of $2,151,000 as compared to cash of $9,000 and working capital deficit of $1,407,000 as of December 31, 2012. The improvement in our cash was due to our new credit facilities, however, due to our losses, our working capital deficit increased.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from borrowings under its credit facilities and from the sale of common stock through private placements to fund its operations.  During the three months ended September 30, 2013, the Company received gross proceeds of $425,000 under its credit facility.   We anticipate that we will need to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

In the third quarter of 2013, there was no new adopted or proposed accounting guidance that could have a material impact on the Company’s financial statements.

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the three months ended September 30, 2013, from those contained in the Company’s 2012 Annual Report on Form 10-K.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

As discussed in Note 3 – Debt, the Company is in default for nonpayment of its revolving credit facility with TCA.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer and acting principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited financial resources and limited personnel we are not able to immediately take any action to remediate the material weaknesses identified.

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

No.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered equity securities that occurred during the period covered by this report have been previously disclosed in our current report on Form10-K filed on April 16, 2013, our current reports on Form10-Q filed on May 20, 2013 and August 19, 2013 and other current reports on Form 8-K filed during the first quarter.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title

10.1	License Agreement between the Company and Warner Brothers Japan dated December 16, 2013 Filed herewith.
10.2	Employment agreement between company and Michael Jaynes, Chairman. Filed herewith.
10.3	Employment agreement between company and Matthew Veal, CFO and CEO. Filed herewith.
10.4	Employment agreement between company and Shawn Adamson, Chief Sales and Marketing Officer. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew Veal, Chief Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew Veal, Chief Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew Veal, Chief Executive Officer). Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew Veal, Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: December 19, 2013	By:	/s/ Matthew Veal
Interim Chief Executive Officer

Date: December 19, 2013	By:	/s/ Matthew Veal
Chief Financial Officer