Form 10-K
period 2013-12-31
Hangover Joe's Holding Corp
filed 2014-04-21
CIK 1388132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from ______ to _____

Commission file number: 000-52533

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

There were 113,352,515 shares of the registrant's $0.001 par value common stock outstanding as of April 8, 2014, with voting rights equivalent to 24,713,794 shares, equating to a total of 138,066,309. The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2013, computed by reference to the closing sales price on that date was approximately $2,300,000.

HANGOVER JOE’S HOLDING CORPORATION

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2013

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

In January, 2014, Hangover Joe’s signed a license deal with Git-R-Done Productions, Inc ® (Larry the Cable Guy), launching our new healthy, all natural energy drink shot. We saw a need in the market for an all-natural, non-caffeinated health & wellness energy product that provides hours of long lasting energy without  caffeine and sugar. The energy drink market has come under fire in the last year or so because these energy drinks usually have a high concentration of sugar and/or caffeine.  This product has over 20 key ingredients that provide the body long lasting energy and helps to fight against fatigue as well as aids the body cell building abilities; it also helps to fight against disease and oxidation stress. Git-R-Done Energy is the first energy drink of its type on the market to be powered with Astaxanthin in combination with D-Ribose, which acts in the body like a natural sugar.

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

On July 25th 2012, Hangover Joe's became a publicly traded company and is trading on the OTCBB as HJOE. For more information, visit www.hangoverjoes.com, or check us out on Facebook and YouTube.

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

Our other product, Git-R-Done Energy shot in Berry Blast ™ flavor includes Astaxanthin, which is a powerful antioxidant and helps increase energy by protecting mitochondria, in which food is turned into energy. Astaxanthin is a red pigment that occurs naturally in various marine animals, including shrimp, salmon, crabs and lobster. This antioxidant is believed to help give salmon the endurance needed to swim upstream. This ingredient helps to increase strength, stamina and endurance by removing free radicals from muscle tissue, lessening soreness and helping the body rebound from the stress of exercise and labor. One of the other major ingredients in Git-R-Done Energy is Ribose, which is used to improve performance and the ability to exercise by boosting muscle energy. Ribose has also has been used to improve symptoms of chronic fatigue syndrome because it creates energy in the body. The product in Berry Blast ™flavor uses the natural sweetener Stevia, which has gained national attention as an all-natural alternative to sugar and artificial sweeteners.

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

The Company’s plan is to try to ride this significant growth trend in the energy shot market and to lead a new $200+ million recovery drink category, separate and distinct from energy shots.  The Company believes our license with the Hangover movie series provides us with a significant branding advantage.  Further, we believe our taste profile is superior to the taste profile of other energy shots and hangover recovery products.

The energy drink category is estimated to  increase according to the “Energy Drinks and Shots: Market Trends in the U.S." report dated January 2013, which states that sales of energy drinks and shots will grow to a value of $21.5 billion by 2017, driven by continued economic recovery, expansion in retail distribution, and strong potential in new product development.   Baby boomers are large consumers of energy shots along with millennials, and these two groups are trending towards more healthy choices in beverages. Git-R-Done Energy potentially meets this demand.  Overall, energy drinks are now the fastest-growing segment of the beverage market, and the timing is perfect for Hangover Joes.

Manufacturing and Packaging

We do not directly manufacture our products, but instead outsource the manufacturing process to third party laboratory and co-packing facility. Our co-packaging arrangements are terminable upon notice and do not obligate us to produce any minimum quantities of products within specified periods.

Manufacturing, Laboratory, and Co-Packing Arrangement

Our Hangover Joe’s Recovery Shot formula is currently manufactured by a third party laboratory in Texas.  The third party laboratory is responsible for purchasing all raw material ingredients for our product including flavors, dietary ingredients, special herbs and supplements.  The product is blended to our formula using specially filtered water.  Once blended, the liquid is then shipped to a third-party co-packing facility.

At the same facility, the liquid is then bottled and packaged at their co-packing facility.. We generally are responsible for arranging for the purchase and delivery of labels and packaging materials to our third party co-packers.  The co-packing facility provides bottles and caps, and packages the product according to our specifications.  Finished goods are maintained at the co-packing facility until shipment to our customers.

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

Distribution

While we have had a major disruption in our distribution in 2013 due to our financial condition, the Company has determined that convenience store distributors provide a solid foundation for building our distribution network within the United States.  In addition, liquor and tobacco distributors also provide an advantage as two distinct groups facing general volume decline in their core products (beer and tobacco), hence the need for new products which can quickly ramp sales. Concurrently, we also are pursuing relationships with mass merchandisers such as Walmart, Target, CVS, Walgreens, Kmart and national /regional supermarket chains.

Hangover Joe's sells The Hangover Recovery Shot to retail locations in 24-bottle cases. The average revenue per case is $27.55, with bottles typically retailing for $2.99 per bottle. The Cost of ingredients to produce our products is expected to average 35 cents per bottle in 2014, or $8.31 for 24-pack. Fully absorbed product cost is expected to be $.47 per bottle in 2014. However, we cannot assure that such expectations will be met, and our costs of sales have been negatively impacted in 2013 and prior periods due to unforseen inventory write downs and other charges related to sales. Our product is contract bottled in Dallas, Texas. We expect to have similar costs and unit revenues for our Larry the Cable Guy Git-R-Done Energy Drink.

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

Competition

The energy drink and energy shot market are highly competitive and the energy shot market in particular is dominated by 5-Hour Energy. The key areas of competition are pricing, packaging, development of new products and flavors as well as promotional and marketing strategies. Our product competes directly with other emerging recovery shot products. Currently these products are produced by smaller less established manufacturers. Our Hangover Recovery Shot also indirectly competes with other energy shot products from much larger well-known companies such as 5-Hour Energy, Stacker 2, and Red Bull. These more established energy shot companies have substantially greater financial, marketing and distribution resources than we do. We are targeting to a functional lifestyle category which continues to be an emerging sector of the beverage category.

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

We believe that our product compares favorably with other energy shot products because of our superior taste profile and powerful branding relationship with the Hangover movie series. In addition, we are one of the few recovery shots taken next day. Our new Git-R-Done-Energy Shot is revolutionary as it is a healthy all natural energy shot that is driven by other ingredients beside caffeine and sugar to give consumers a boost of energy. We feel that this growing sector and public demand for more healthy beverages gives us a very strong competitive edge in the emerging category.

We have experienced and continue to experience competition from new entrants in the hangover recovery and energy shot categories. Healthy energy with our new Git-R-Done-Energy shot will provide a continued growth area in the market place. We feel we are on the cutting edge of the industry and the market trend in providing consumers with a healthy choice that is not only good for them but provides hours of long lasting energy without all the sugar and caffeine of current market drinks which have over the last few years had many negatives associated with them as being health risk.

Many of our competitors in the functional lifestyle beverage market have been reluctant to target hangover recovery specifically due to the perceived risk it poses to their brand to align themselves too explicitly with alcohol and over-indulgence. Alka Seltzer made a well-funded effort with its targeted hangover relief product, but awareness for their product is minimal, since it represents such a small portion of Alka Seltzer's overall brand. 5 Hour Energy and Red Bull pursue a market that tacitly includes hangover recovery, but these products address only certain hangover symptoms, specifically tiredness and headache, and do not provide a comprehensive hangover recovery solution, nor do they explicitly market themselves as a hangover recovery product. In recent months, Goody's released a new headache relief product, but again this treats just one of the several symptoms commonly associated with hangovers. Hangover Joe's has several unique advantages over our competitors that position. We believe the Hangover Recovery Shot is perfectly positioned to become the go-to hangover recovery solution. Our independence means that we don't have a larger brand to protect from association with alcohol and over-indulgence and makes us free to target the hangover recovery market head-on. Our exclusive hangover recovery focus makes our product a comprehensive solution treating all the symptoms of hangovers, instead of just one or two. Hangover Recovery is estimated to be a billion dollar category worldwide and is a growing and emerging category. We believe that our hangover recovery shot has global reach as a brand.

Our Git-R-Done Energy shot is all natural and non-caffeinated, and no other product like it is being marketed or has a licensing agreement with a celebrity such as Larry the Cable Guy. Larry The Cable Guy is a household name and brings  product awareness to the brand. Git-R-Done-Energy we believe will reach a large market segment of the every growing energy market and allow it to gain market share and with Larry The Cable Guy helping promote it we believe it can become successful in the energy shot space and help increase the category and yet provide consumers another option that is good for them by providing a health and wellness and energy shot combined.

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

Our sales and marketing efforts are primarily focused on major metropolitan areas with strong entertainment cultures including New York, Miami, San Francisco, Los Angeles, San Diego, Las Vegas, New Orleans, and Chicago.  We also are focused on leveraging the marketing and sales value of The Hangover III movie released on Memorial Day weekend 2013.

Hangover Joes marketing approach is three-pronged: 1.“Bootleg” a brand name – win the “battle for the mind” in the wide-open hangover space. Starting from our name and our association with the billion dollar Hangover Movie Franchise, we aim to build the association in the mind of the public as being the method of choice for hangovers, as opposed to using products that are designed for other purposes such as Gatorade and Five Hour Energy, “Hair of the Dog” solutions, aspirin, Alka-Seltzer, and the like. We strive to do this by word of mouth – by getting a reputation for the product actually working. This process is well underway by exposure to various markets through retail, sampling in trade shows and in areas like New Orleans that feature a heavy vacation population, and supplement with favorable news media coverage and social media efforts.  Once again, Hangover Joes has over 50,000 Facebook followers, and a small following that we believe will help pressure retailers to begin carrying our product. We do not pursue liquor stores at this time, and we strive to be sensitive to claims that we encourage alcohol consumption. 2.Successful placement in stores. We have been placed in retail outlets like Albertsons, convenience stores like 7-11, and are pursuing placement through our planned relationship with Larry the Cable Guy into Dollar General. This method is challenging, the stores require slotting fees, advertising support, commissions to distributors, and successful location within the store.  3.Alternative Methods - We intend to pursue direct response television and also specifically placed TV ads in programs that reach our market segment and demographic, internet web sales via many e-commerce websites limited direct mailing campaigns to supplement our internet sales and brand building. We also plan to target social media ads on both Facebook & Twitter once again at our specific demographic and the creation of video bases ads on YouTube, with success here we can continue to build up our cult following needed as a predecessor step to mass appeal and brand building and share of mind in the market place.

Hangover Joes is also pursuing an approach internationally; Hangover Joes has had success in Canada, New Zealand, Australia, with arrangements in Japan and Lebanon set for 2014. Warner Brothers helps us internationally as it provides the distributor names so we can shortcut some of the initial work and proceed with step 1 above.

Customers

As of the date of this Report, our products are available on a limited basis in the U. S. and in select international markets. Domestically, the Company sells its products primarily to convenience store, liquor store, and grocery store distributors, as well as through online internet sales. The Company plans to expand its domestic and international distribution networks during 2014 as opportunities and resources permit.

The CDC further estimates that there are 30 million hangovers in the United States every week. Hangovers  cost the US economy approximately $148 billion each year in loss of productivity. All of these numbers taken together indicate that there is a clear and significant demand in the United States for an effective hangover solution that helps responsible adults to overcome their hangover symptoms and return to their lives quickly and effectively.

Hangover Joe's The Hangover Recovery Shot is a quick, easy, effective hangover recovery solution that treats hangover symptoms including headache, upset stomach and tiredness with a patent-pending, proprietary  blend of all-natural ingredients that help restore the essential antioxidants and nutrients that are depleted by a  night of heavy drinking. Hangover Joe's leverages innovative marketing strategies, encompassing both social and traditional media, as well as partnerships in the entertainment industry to build brand awareness both domestically and internationally. We have a strong social media following, with thousands of customers interacting with our  brand online weekly, and we have been identified by numerous publications and beverage industry authorities  as "the next big thing" in beverages. The Hangover Recovery Shot is an officially licensed product of Warner Bros. Entertainment and the Hangover movie franchise. Our partnership with this $1.5 billion franchise provides us with instant brand recognition unrivaled by other hangover recovery solutions. Hangover recovery is a booming category within the larger market of "functional lifestyle beverages", which also includes energy drinks and similar products. Hangover recovery is the fastest-growing category within this market, estimated to reach $200 million by 2015 in the USA. Estimated to be a 1 billion dollar market worldwide for hangover recovery. The brand lends itself to becoming a global brand. While binge alcohol consumption is commonly associated with  college students, studies show that 70% of alcohol over-indulgence occurs among people 26 and older. For this reason, Hangover Joe's target customers are responsible, working adults between the ages of 25 and 55.

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

We added an additional 3 year license to sell our product in Japan under similar terms and conditions in January, 2014.

Larry the Cable Guy Agreement

In January, 2014, Hangover Joe’s signed a license agreement with Git-R-Done Productions, Inc ® (“Larry the Cable Guy”), launching our new healthy, all natural energy drink shot.  This arrangement permits the Company to use the costumes, artwork, logos and other elements associated with Larry the Cable Guy.  This license has an initial term through January 31, 2016 and provided for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license.

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

Employees

As of December 31, 2013, we employed three employees of which two were employed on a full-time basis. One employee serves in administrative and operational capacities and two employees serve in sales and marketing capacities.

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

The independent auditors’ report on the Company’s financial statements reflects a “going concern” explanatory paragraph. As a result of losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report on its consolidated financial statements as of, and for the year ended, December 31, 2013, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. the Company’s ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

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

The Company’s success will depend, in large part, on its ability to hire qualified and experienced executive officers, managers, and other personnel. The Company’s officers and directors do not have significant experience with early stage beverage companies and only limited experience in manufacturing and distributing products. Its success will depend largely on its ability to hire the necessary executive level and managerial level personnel to oversee its business operations. There can be no assurance that the Company will be able to successfully identify, attract, hire, train, and/or retain such executive level personnel or the necessary administrative, marketing and customer service personnel. Competition for such personnel can be intense and there is no certainty that the Company will be able to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a materially adverse effect on the Company’s business, operations and financial condition.

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

The Company may be unable to maintain or extend the license agreement upon expiration of the current term and its financial condition may materially suffer. The Company’s license agreement with Warner Bros. Consumer Products, Inc., described above, expires January 31, 2016. The agreement may be extended upon agreement of the parties, but there is no assurance that the parties will be able to come to terms with an extension of the agreement, or that we may not default under the terms and conditions of the license, or have similar issues with new licenses we have or are pursuing. If the Company is required to rebuild its branding, it could negatively affect the Company’s cash flow and business.

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

We Face Intense Competition. Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce services, and consumer products both directly and indirectly associated with energy, focus, and hangover recovery. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment, and marketing.

We May Not Be Successful in Our Efforts to Expand into International Market Segments. Our international activities are significant to our revenues and profits, and we plan to further expand internationally. In certain international market segments, we have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop and maintain international operations and websites and promote our brand internationally. Our international operations may not be profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•
government regulation of e-commerce, other online services and electronic devices, and competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization and restrictions on foreign ownership;

•	business licensing or certification requirements, such as for imports, exports , advertising, and health rules and regulations;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	limited fulfillment and technology infrastructure;

•	shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	laws and regulations regarding consumer and data protection, payments, and restrictions on pricing or discounts;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	lower levels of credit card usage and increased payment risk;

•	difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	geopolitical events, including war and terrorism.

As international e-commerce and other online services grow, competition will intensify. Local companies may have a substantial competitive advantage because of their greater understanding of, and focus on, the local customer, as well as their more established local brand names. We may not be able to hire, train, retain, and manage required personnel, which may limit our international growth.

We May Have Foreign Exchange Risk in the Future. The results of operations of, and certain of our intercompany balances associated with, our international websites may be  exposed to foreign exchange rate fluctuations as we expand internationally. Upon translation, operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

The Loss of Key Senior Management Personnel Could Negatively Affect Our Business. We depend on our senior management and other key personnel, our CEO, our sales people and our Chairman. We do not have “key person” life insurance policies. The loss of any of our executive officers or other key employees could harm our business.

We Face Significant Inventory Risk. In addition to risks described elsewhere in this Item 1A relating to fulfillment center and inventory optimization by us and third parties, we are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we manufacture and/or sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

We May Not Be Able to Adequately Protect Our Intellectual Property Rights or May Be Accused of Infringing Intellectual Property Rights of Third Parties. We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our products and services are made available. We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business. We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, and digital content and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

There are a large number of shares underlying our convertible notes that may be available for future sale and the sale of these shares may depress the market price of our common stock. We presently have convertible notes outstanding that may be converted into an estimated 20,000,000 shares of common stock at current market prices.   The number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes may be sold without restriction upon the six month anniversary of the sale of the notes. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.  The convertible notes are convertible into such number of shares of common stock as is determined by dividing the principal amount thereof by the then current conversion price. The conversion price is discounted from the current market price in the range of 45%-50%.  The number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of the common stock.

Purchasers of common stock could therefore experience substantial dilution of their investment upon conversion of the notes.   Our obligation to issue shares upon conversion of our convertible notes is essentially limitless.

Continuously adjustable conversion price feature of our convertible debentures may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.  The convertible notes are convertible into shares of our common stock at a 45%-50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

RISKS RELATED TO OUR SECURITIES

The Company does not intend to declare any dividends in the foreseeable future.  The Company intends to retain any of its profits to fund the Company’s business operations.  Investors who require income from dividends should not purchase our common stock.

We Have a Rapidly Evolving Business Model and Our Stock Price Is Highly Volatile. We have a rapidly evolving business model. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Item 1A, as well as:

•	changes in interest rates;

•	conditions or trends in the Internet and the e-commerce industry;

•	quarterly variations in operating results;

•	fluctuations in the stock market in general and market prices for Internet-related companies in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in our capital structure, including issuance of additional debt or equity to the public;

•	changes in the valuation methodology of, or performance by, other e-commerce or technology companies; and

•	transactions in our common stock by major investors and certain analyst reports, news, and speculation.

Volatility in our stock price could adversely affect our business and financing opportunities and force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company and its subsidiary do not own or lease any real property.  The Company utilizes a third party laboratory and separate co-packing facility to manufacture, package and store its raw material and finished goods inventory on a short-term basis. Our co-packaging arrangements are generally terminable upon notice and generally do not obligate us to rent or lease any warehouse space.

The Company’s principal business address for legal and business correspondence is Hangover Joe’s Holding Corporation, 9457 S. University Blvd, #349, Highlands Ranch, CO. 80126-4976 and our telephone number is (303) 872-5939 and our website is www.hangoverjoes.com.

ITEM 3.  LEGAL PROCEEDINGS

Plaintiff Name(s)	Defendant Name(s)	Case No.	Jurisdiction	Basis of Suit and Amount
GP Logistics, Inc.	Hangover Joe’s Inc. and Hangover Joe’s Holding Corp., f/k/a Accredited Members Holding Corp. by merger	2014	County Court, County of Arapahoe, Colorado	Plaintiff seeking $5,495.95, plus costs Basis of Claim: Unpaid Freight Services
Private Label Neutaceuticals, LLC	Hangover Joe’s Inc. and Hangover Joe’s Holding Corporation	2014 C 00658-6	State Court of Gwinnett County, State of Georgia	Plaintiff is seeking $63,201.88 plus interest Basis of Claim: Breach of Contract for Goods and Services Case in process of being moved to Federal Court Counter claim for performance filed.
TCA Global Credit Master Fund, L.P., a Cayman Islands limited partnership	Hangover Joes’ Holding Corp., a Colorado Corp., Hangover Joe’s, Inc., a Colorado Corp., and Michael Jaynes, an Individual	13-62703-Civ-Dimitrouleans/SN	U.S. District Court for the Southern District of Florida	Plaintiff seeking $461,568.63 in damages, plus interest Temporarily stayed for settlement negotiations Basis of Claim: Breach of Credit Agreement from 2/15/2013
One Source, Inc.	Hangover Joe’s Holding Corp. and Hangover Joe’s, Inc.	2013-CV-1572	Circuit Court Williamson County, Tennessee	Plaintiff is seeking $24,949.93, plus court costs Plaintiff’s Cause of Action is for unpaid Printing services Judgment entered in favor of plaintiff

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
March 31, 2014	$0.04	$0.01
December 31, 2013	0.05	0.01
September 30, 2013	0.09	0.01
June 30, 2013	0.10	0.02
March 31, 2013	0.05	0.01
December 31, 2012	0.08	0.08
September 30, 2012	0.19	0.16
June 30, 2012	0.09	0.06
March 31, 2012	0.09	0.09

The closing sales price of HJOE’s common stock as reported on April 11, 2014, was $0.02 per share, which was last reported trade of HJOE’s common stock on the OTC – Bulletin Board.

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

Holders

As of April 8, 2014, there were 334 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

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

On July 26, 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company for up to a total of 12,500,000 shares of common stock. As of December 31, 2013, stock options to purchase 1,500,000 shares of common stock are outstanding under the 2012 Plan.

In April 2013, the Company’ Board of Directors reduced the number of common shares reserved under the 2012 Stock Option Plan from 12,500,000 shares to 4,500,000 and reduced the number of common shares reserved under the 2009 Stock Option Plan from 7,000,000 shares to 650,000 shares.  The reduction in shares reserved under the option plans was implemented to increase the number of common shares available for issuance for capital funding purposes.

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

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,266,190	(1)	$0.08	2,233,810	(2)

Equity compensation plans not approved by security holders	3,324,764	(3)	$0.07	-

Total	5,590,954		$0.07	2,233,810

(1)	Consists of 2,266,190 options granted pursuant to the 2012 Plan.

(2)
Consists of 2,233,810 shares available for issuance under the 2012 Plan after taking into consideration the reduction of shares available under the Plan of Recapitalization in March 2013 discussed above.

(3)
Consists of four warrants issued for services. The first warrant to acquire 500,000 shares at an exercise price of $0.29 was issued for business development services and all the shares underlying the warrant remain subject to a vesting schedule. The second warrant to acquire 10,000 shares at an exercise price of $0.40 is fully vested. The third warrant to acquire 6,129,528 shares at an exercise price of $0.0326 per share was issued to Michael Malm and is subject to a vesting schedule based upon the Company meeting certain sales targets during 2012 and 2013. The Company did not meet the sales target in 2012 and warrants to acquire 3,064,764 common shares were cancelled on January 1, 2013. The remaining warrants to acquire 3,064,764 shares are subject to vesting on a sales target in 2013. The fourth warrant to acquire 100,000 common shares at an exercise price of $0.12 was issued to a consultant for investor relations services and is fully vested.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through April 11,2014, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the following:

JMJ Financial

On June 19, 2013, the Company closed on a 12%, 12 month convertible promissory note (the “JMJ Note”) with JMJ Financial (“JMJ”). The face amount of the JMJ Note reflects a principal sum of $500,000 for total consideration of $450,000 (or a 10% original issue discount). Upon closing of the JMJ Note, the Company received $100,000 from JMJ. On September 24, 2013, the Company received an additional $25,000 from JMJ.

JMJ has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.05 or 70% of the average of the three lowest closing prices in the 25 trading days previous to the conversion.

The JMJ Note is subject to various default provisions (an “Event of Default”), and the occurrence of such an Event of Default will cause the outstanding principal amount under the JMJ Note, together with accrued and unpaid interest, and all other amounts payable under the JMJ Note, to become, at JMJ’s election, immediately due and payable to JMJ.

The Company determined a beneficial conversion feature exists at the commitment date. A beneficial conversion feature of $41,000 was recorded as a discount to the note and has been amortized over the life of the loan. The debt discount recorded at December 30, 2013 is zero.

Based on current stock price of $0.03 as of April 8, 2014, the outstanding principle of $125,000 owed under the JMJ Note is convertible into 4,464,286 shares of common stock.

Asher Enterprises Inc.

On January 14, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $58,000 (the "Asher Note").  The financing closed on January 14, 2014.

The Asher Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on October 9, 2014.  The Asher Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the Asher Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Asher Note, the Company has no right of prepayment.

Asher has agreed to restrict its ability to convert the Asher Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering was $58,000, less attorney’s fees.   As of the date of the Asher Note, the Company is obligated on the Asher Note issued to Asher in connection with the offering. The Asher Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

In March, 2014, the Company executed a second tranche under this agreement with the same term in the amount of $22,500.

JSJ Investments Inc.

On March 20, 2014, in consideration of $50,000, the Company issued a 12% Convertible Note (the “JSJ Note”) to JSJ Investments Inc. (“JSJ”). The Note bears interest at the rate of 12% per annum and the maturity date is September 20, 2014 but JSJ may require that the JSJ Note be repaid on demand.  The Company is required to pay a redemption premium of 150%.  The Company may only prepay the JSJ Note during the five month period following issuance.  The JSJ Note is convertible into common stock, at JSJ’s option, at a 50% discount to the average of the three lowest trades of the common stock during the 20 trading day period prior to conversion.

Adar Bays LLC

On March 24, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays LLC ("Adar"), for the sale of an 8% convertible redeemable note in the principal amount of $26,500 (the "Adar Bays Note").  The financing closed on March 24, 2014.

The Adar Bays Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 24, 2015.  The Adar Bays Note is convertible into common stock, at Adar Bays’s option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Adar Bays Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Adar Bays Note, the Company has no right of prepayment.

LG Capital Funding, LLC

On March 19, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible redeemable note in the principal amount of $26,500 (the "LG Note").  The financing closed on March 19, 2014.

The LG Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 19, 2015.  The LG Note is convertible into common stock, at LG’s option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the LG Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the LG Note, the Company has no right of prepayment.

As of the date of the Asher March 2014 Note, the Company is obligated on the above notes in connection with the offerings. The notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

Repurchases of Equity Securities

The Company did not repurchase any shares of the Company’s common stock during the year ended December 31,2013 or 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “hopes,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, including projections under our licensing and distribution arrangements, the Company’s anticipated growth potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2013.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Plan of Operation

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is also an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2012, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, as amended, which expired January 31, 2016.

The Company sells its products primarily to convenience stores, liquor stores and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling its products in February 2012. HOJ is actively seeking to expand the distribution of its product, the Hangover Joe’s Recovery Shot, and has recently entered into distribution agreements to expand its reach to Australia, New Zealand and Canada.

Management Changes

Effective March 1, 2013, the Board of Directors appointed Eric Skae to serve as interim Chief Operating Officer (“COO”). Mr. Skae was paid an annual salary of $100,000 in the same manner as other officers of the Company. Mr. Skae resigned on August 6, 2013. The Company also appointed Jeff Jonke as its Executive Vice President and General Manager on August 19, 2013. Mr. Jonke resigned effective October 31, 2013. Effective December 1, 2013, the Board of Directors appointed Shawn Adamson to serve as Chief Sales and Marketing Officer. Mr. Adamson will be paid an annual salary of $100,000, a royalty of one cent per bottle, a 12.5% bonus of the proceeds of sale in the even the Company is sold plus benefits and stock. Also, Effective December 1, 2013, the Board of Directors appointed Matthew Veal to serve as Chief Financial Officer (“CFO”) and Interim Chief Executive Officer (“CEO”) and added Mr. Veal to the board of directors. Mr. Veal will be paid an annual salary of $180,000, a royalty of one cent per bottle, a 5% bonus of the proceeds of sale in the even the Company is sold plus benefits and stock. Also, Effective December 1, 2013, the Board of Directors reappointed Michael Jaynes to serve as Chairman of the Board. Mr. Jaynes will be paid an annual salary of $100,000, a royalty of one cent per bottle, a 12.5% bonus of the proceeds of sale in the event the Company is sold plus benefits and stock.

Results of Operations

The Company’s operations have generally been volatile as the Company has expanded its marketing efforts.  Although the Company’s increased operations originally resulted in greater net sales for the Company, the Company’s costs of goods sold and operating costs also increased, and declining sales in 2013 arising from financial and manufacturing difficulties resulted in lower sales and lower corresponding sales and operating costs.

Year Ended December 31, 2013 and December 31, 2012

For the year ended December 31, 2013, we reported consolidated net loss of $2,189,000 or $.02 per common share compared to a consolidated net loss of $2,145,000 or  $.02 per common share during the comparable period last year.  Net sales and gross profits decreased $815,000 or 75% and $333,000 or 105%, respectively from the comparable period last year.  These decreases were supplemented by a $593,000 decrease in operating expenses from the comparable period last year.

Net Sales

During the year ended December 31, 2013, the Company generated approximately $265,000 in net sales compared to $1,079,000 in net sales during the comparable period last year. The Company’s sales substantially ceased beginning in the third quarter of 2013, which was triggered by a series of problems with Private Label (our co-packer) that  resulted in litigation (see legal proceedings). Our counterclaim against Private Label alleges that we lost sales when the product our copacker delivered on our behalf, particularly to Australia, New Zealand, and Canada, but also to the United States, did not meet specifications and was returned or destroyed, eliminating reorders from many customers and new sales orders overall.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, decreased $482,000 or 63% to $262,000 for the year ended December 31, 2013 as compared to $761,000 for the same period last year primarily due to higher sales volume described above.  In addition, higher product royalty costs associated with the Warner Brothers license and costs of goods sold were also higher in 2013 and 2012 due to the write-off of approximately $78,000 and $75,000, respectively, of packaging materials due to a change in images under the Warner Brothers license.

Gross Profit

During the year ended December 31, 2013, the Company realized a gross profit of $2,000 or less than 1% of net sales compared to $318,000 or 29% of net sales during the same period last year.  The lower gross profit and corresponding gross margin during 2012 was due to several factors including i) a higher product royalty costs associated, including advances with the Warner Brothers license which was signed in July 2012 ii) write-off of packaging materials of approximately $75,000 in 2012, iii) generally lower average sales prices realized on sales to distributors and international partners, and iv) the problems with financing and co-packers discussed in the sales section above.

Sales & Marketing Costs

Sales & marketing costs decreased $57,000 or 7% to $784,000 for the year ended December 31, 2013 as compared to $841,000 for the comparable period last year. This decrease was primarily due to lack of sales, triggered by financial and co-packer problems discussed in the sales section above.

General & Administrative Expenses

General and administrative expenses increased $295,000 or 38% to $1,065,000 for the year ended December 31, 2013 as compared to $771,000 for the same period last year.  This increase was primarily due to higher legal and accounting costs associated with the merger and reorganization with Accredited Members Holding Corporation completed in July 2012.  In addition, the Company experienced higher overall costs associated with operating a public company as compared to a private company in 2012.

Management Fees – Related Party

This expense is solely attributable to the monthly management fee of $27,500 paid to AMHS Managed Services from March 1, 2012 to September 30, 2012.  The managed services agreement was terminated effective October 1, 2012.

Settlement costs

For the year ended December 31, 2012, the Company recorded accrued settlement cost for the estimated fair value of 4,500,000 shares issued to AMHC Managed Services, its two principals and an independent third party in settlement of certain claims associated with the managed service agreement and other matters.  On January 14, 2013, the Company issued 4,500,000 shares to the respective parties in settlement of these claims.

Interest Expense

Interest expenses increased $335,000 to $342,000 for the year ended December 31, 2013 as compared to $7,000 for the same period last year.  This increase was primarily due to higher overall average borrowings and fees under the revolving credit facility arrangement during 2013.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the year ended December 31, 2013 and 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the year ended December 31, 2013, we primarily used proceeds from the deposits on stock subscriptions and net borrowings under our revolving credit facility and convertible note payable of approximately $696,000 and borrowings under purchase order financing and factor arrangements to fund our operations whereas during the comparable period in 2012, we used sales of common stock through private placements totaling $727,000 to fund our operations.   Cash as of December 31, 2013 was approximately $3,000 as compared to $9,000 at December 31, 2012.

Cash flows used in operating activities for the year ended December 31, 2013 was $606,000 as compared to $815,000 for the comparable period last year. This decrease in cash used in operations was primarily due to lower sales & marketing and general & administrative expenses during 2013 as compared to the same period last year.

The Company had no cash flows provided by investing activities for the year ended December 31, 2013 compared to $8,000 for the comparable period last year.  The amount during 2012 was primarily due to $10,000 proceeds received from the sale of subsidiary interests in July 2012.

Cash flow provided by financing activities for the year ended December 31, 2013 was $600,000 compared to $764,000 for the comparable period last year.  During 2012, the Company closed three private placement offerings of common stock for gross proceeds of approximately $727,000 compared to $343,000 raised from stock subscription deposits in 2013.  In addition, the Company had net borrowings under inventory financing payables and revolving credit facility net draws  of approximately $360,000 during 2013 as compared to $74,000 during 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash on hand of approximately $3,000 and a working capital deficit of $2,635,000 as compared to cash and cash on hand of $9,000 and working capital deficit of $1,407,000 as of December 31, 2012. The decrease in our liquidity and working capital were primarily the result of losses we incurred, although some of the losses were triggered by problems with our co-packer and financial difficulties with our revolving credit facility.

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

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 and is to be used only as permitted under the specified use of proceeds. The line of credit has a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. At closing, the Company was advanced $425,000 less fees and closing costs.  The Company anticipated using this borrowing facility to help fund its operations in 2013, although its default and related lawsuit inhibited our ability to continue servicing customers from the third quarter of 2013 until the present.

In March/April 2013, the Company’ Board of Directors reduced the number of common shares reserved under the 2012 Stock Option Plan from 12,500,000 shares to 4,500,000 and reduced the number of common shares reserved under the 2009 Stock Option Plan from 7,000,000 shares to 650,000 shares thereby increasing the number of common shares available for issuance by 10,350,000.

In April 2013, the Board of Directors approved the authorization of 5,000,000 shares of Series C Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred shares have voting rights equal to three votes per share and contain an automatic conversion into 15,000,000 common shares immediately upon the Company obtaining shareholder approval of, and filing with the Colorado Secretary of State, an increase in authorized common stock to at least 200,000,000 shares

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The warrants may be redeemed by the Company if certain conditions are met, including that the shares underlying the warrants have been registered and the common stock trades at or above $.20 per share for 20 trading days. The first tranche of $500,000 is to be deposited on or before April 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before April 26, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of April 11, 2014, the Company received $375,000 toward the first investment tranche.

Commencing in June 2013 through March 2014, we entered into a series of  convertible note transactions at discounts approximating 50% which raised an additional $330,000. The first $100,000 of this has begun converting into stock, and the remaining amounts will be all convertible through September 2014. If we are unable to generate new sales or other successes, then the dilution from these convertible notes could reduce the attractiveness of our stock asa vehicle to raise new capital and adversely affect our business plan.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from debt financings and the sale of common stock through private placements to fund its operations.  During the year ended December 31, 2013, the Company received gross proceeds of $641,000 from financing sources.   We anticipate that we will continue to rely on sales of our securities and convertible notes in order to continue to fund our business operations. Transactions of this nature will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recently issued and adopted accounting pronouncements

See Note 2 to our financial statements.

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

Two customers comprised approximately 78% of the trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65%, and 13% of the total trade accounts receivable. Two customers accounted for 20% of net sales for the year ended December 31, 2013.  Four customers accounted for 54% of net sales for the year ended December 31, 2012.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of December 31, 2012 and December 31, 2012, the allowance for doubtful accounts was $143,000 and $12,000, respectively.

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover and the 2012 movie, The Hangover Part II.  This license, as amended, expires January 31, 2016.  The terms of the WBCP license provide for royalties based on a percentage of products sold, as defined, as well as agreed-upon guaranteed minimum royalties. Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as an asset  in the balance sheet.  The asset  is amortized to expense as revenue from the related products is recognized.    If management determines that all or a portion of the minimum guaranteed amounts appear not to be recoverable through future product sales, the non recoverable portion is charged to expense at that time  The WBCP license agreement contains various convenants, terms and conditions, the violation of which could result in the termination of the WBCP License.

Revenue Recognition

The Company sells its product through third-party distributors.  Under the agreements, the Company is not guaranteed any minimum level of sales or transactions.  The Company also offers its products for sale through its website at www.hangoverjoes.com.

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company’s website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer.  For sales to distributors, revenue is usually recognized at the time of delivery. The Company defers revenue on products sold to distributors for which there is a lack of credit history or if the distribution may be in a new market in which the Company has no prior experience. The Company defers recognition in these situations until cash is received.   For sales through the Company’s website, revenue is recognized at the time of shipment.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products.  These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees.  These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $7,500 and $43,100 for the years ended December 31, 2013 and 2012, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer / Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2013.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

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

(2)
Limited staffing within our accounting operations. The Company has utilized a limited number of consultants to provide bookkeeping and accounting functions during 2013. The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience throughout 2013 to ensure that accurate and reliable financial statements of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, our ability to take any significant or immediate action to remediate these material weaknesses is limited.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Private Placement

On April 12, 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 was to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of December 31, 2013, the Company received $342, 500 toward the first investment tranche.  Subsequent to December 31, 2013, the Company agreed to issue 10,275,000 common shares to the Investor for the $342,500 previously paid.

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

Name	Position	Age	Year Appointed as Officer or Director
Michael Jaynes	Director, Chairman, Former President, Former CEO and Former CFO	55	2012
Matthew Veal	Director, CEO and CFO	55	2013

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

Matthew A. Veal

Matthew A Veal is our chief executive officer, one of our directors and our chief financial officer.   Mr. Veal simultaneously serves  as interim Chief Financial Officer of Integrated Freight Corporation, a publicly traded company, to whom he continues a role he assumed in 2011, and Heritage O  & G corp., a privately held oil business he cofounded in 2012 based in Texas.  Mr. Veal was also a cofounder of Sunovia Energy Technologies, Inc. and served as its chief financial officer through 2011.  Mr. Veal earned a B.S. degree in Accounting (1980) from the University of Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2013, and subsequently, we believe that during the Company’s 2013 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

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

ITEM. 11.  EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2013 and 2012 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

					(1) Option		All Other
Name and	Fiscal	Salary		Bonus	Awards		Compensation		Total
Principal Position	Year	($)		($)	($)		($)		($)
Michael Jaynes,
Chairman, Former President, Chief Executive Officer,	2013	$33,194		$-	$-		$7,730		$40,924
and Chief Financial Officer (2)	2012	$43,548	(3)	$-	$-		$3,883	(4)	$47,431

Michael Malm,
Vice President Sales (5)	2013	$-		$-	$-		$75,264		$75,264
	2012	$-		$-	$126,313	(6)	$30,565	(7)	$30,565

Matthew Veal,	2013	10,375	(3)	$-	$-		$5,635	(3)	$16,010
Chief Executive Officer, and Chief Financial Officer (2)

JW Roth,
Former Co-Chairman and	2012	$113,750	(9)	$-	$-		$-		$113,750
Chief Executive Officer (8)

David Lavigne,
Former Co-Chairman and	2012	$113,750	(11)	$-	$-		$-		$113,750
Chief Financial Officer (10)

(1)
Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See Note 11 to the consolidated financial statement for discussion regarding assumptions used to calculate fair value under the Black-Scholes-Merton valuation model.

(2)
Mr. Jaynes was appointed as President and Chief Executive Officer on July 25, 2012.  Mr. Jaynes was appointed Chairman on October 2, 2012 and Chief Financial Officer on November 12, 2012, positions he held until December 1, 2014, when Mr. Veal assumed the roles of Chief Executive Officer and Chief Financial Officer on December 1, 2013, while Mr. Jaynes retained the role of Chairman.

(3)
Mr. Jaynes has an annual salary of $100,000 of which $43,548 was earned from the date of the merger (July 25, 2012) (“Merger Date”) through the end of December.  Due to limited capital resources, Mr. Jaynes deferred $73,329 of salary in 2013 and$21,529 of salary during 2012. Due to limited capital resources, Mr. Veal deferred $11,300 of salary in 2013. Mr. Veal was awarded the right to receive stock which was valued at $5,635 during 2013.

(4)	Benefits for company paid health insurance for Mr. Jaynes and his family.

(5)	Mr. Malm was appointed Vice President Sales on the Merger Date. He resigned in November 2013.

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

(7)
Pursuant to an agreement, Mr. Malm is paid a 3% royalty on net sales to customers in United States and Canada.  Mr. Malm is also paid a commission of 6% on direct sales and 4% on indirect sales made by sales reps hired by Mr. Malm. Mr. Malm earned $16,601 and $13,963 in royalties and commissions respectively from the Merger Date through the end of December 2012 and $9,546 and $13,318 in royalties and commissions respectively for the year ended December 2013 .  As part of his agreement, Mr. Malm received management fees aggregating $33,000 from the Merger Date through the end of December 2012 and. $52,000 for the year ended December 31, 2012.

(8)	Mr. Roth served as Chief Executive Officer from December 3, 2010 through Merger Date. Mr. Roth served as Co-Chairman until July 25, 2012 and then as Chairman through October 2, 2012.

(9)	Mr. Roth was paid an annual base salary of $210,000 through the Merger Date in 2012.

(10)	Mr. Lavigne served as Co-Chairman and Chief Financial Officer from December 3, 2010 through the Merger Date.

(11)	Mr. Lavigne was paid an annual base salary of $210,000 through the Merger Date in 2012.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

•	Base salary;

•	Stock option awards and/or equity based compensation;

•	Discretionary cash bonuses;

•	Royalties or Commissions for sales of company product;

•	Other employment benefits including health and dental insurance.

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

In March 2012, the Company entered into a representative agreement with Michael Malm who became executive officer and member of the Company’s board of directors in July 2012. Under this agreement, as amended, Mr. Malm is entitled to a commission of between 4% and 6% of sales made by Mr. Malm and certain sales brokers, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Mr. Malm earned $16,601 and $13,963 in royalties and commissions respectively from the Merger Date through the end of December 2012 and $9,546 and $13,318 in royalties and commissions respectively for the year ended December 201e .  As part of his agreement, Mr. Malm received management fees aggregating $33,000 from the Merger Date through the end of December 2012 and. $52,000 for the year ended December 31, 2012.

Effective December 1, 2013, the Company granted a 1% royalty on all sales during their employment to Michael Jaynes, Matthew Veal and Shawn Adamson.

Other Compensation/Benefits

Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance.

Effective December 1, 2013, the Company granted a 12.5%, 5%, and 12.5% bonus, respectively, on all sales proceeds in the event of sale of the Company to Michael Jaynes, Matthew Veal and Shawn Adamson.

Stock Option, Stock Awards and Equity Incentive Plans

During 2012, the Company did not grant any stock options or stock option awards to named executive officers under the 2009 or 2012 Stock Option Plan.  However, the Company did grant a warrant to purchase 6,129,528 shares of common stock to Mr. Malm outside the equity incentive plans during fiscal 2012.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2013.

Number of Securities
Underlying Unexercised
	Warrants (1)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date

Michael Malm, Former VP Sales, Former Director	-	3,064,764	0.0326	04/30/2015

(1)  In April 2012, the Company granted a warrant to Mr. Malm to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement.  This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceed certain thresholds in 2012 and 2013, respectively.  On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled.  On January 1, 2014 the remaining warrants to purchase 3,064,764 were cancelled due to 2013 thresholds not being satisfied.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s Common Stock at April 8, 2013, was 113,352,515. Voting rights existed for an additional 24,713,794 shares equating to a total of 138,066,309.  Additionally, the Company had 87,501 shares of its Series A Convertible Preferred Stock Outstanding (the “Series A Stock”) and 125,000 shares of its Series B Convertible Preferred Stock Outstanding (“Series B Stock”).  Holders of shares of Series A Stock vote as a single class with the Common Stock, and each share of Series A Stock is entitled to eight votes per share. Holders of shares of Series B Stock vote as a single class with the Common Stock, and each share of Series A Stock is entitled to one vote per share.  The following table sets forth the beneficial ownership of the Company’s common stock as of April 7, 2014, by each director and each executive officer of the Company and by all directors and executive officers as a group.   The listed directors and executive officers do not have any beneficial ownership in Series A Stock or Series B Stock. To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

The following table identifies, as of April 7, 2014, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock, (ii) each named executive officer and director, and (iii) and all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Common Stock - Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
Michael Jaynes 9457 S University Blvd #349 Highlands Ranch, CO 80126 Director and Chairman	30,647,636	(3)	22.2%

Matthew Veal (2) 9457 S University Blvd #349 Highlands Ranch, CO 80126 CEO	-		-

Shawn Adamson (4) 9457 S University Blvd #349 Highlands Ranch, CO 80126	30,647,636	(4)	22.2%

All current directors and executive officers as a group (two persons)	30,647,636		22.2%

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.  The above is based on 113,352,515 common shares outstanding at April 7, 2014 and voting rights equivalent to 24,713,794 shares, equating to a total of 138,066,309 shares of common stock outstanding as of April 7, 2014, which such number of issued and outstanding shares includes 700,008 shares of common stock to be issued pursuant to the Series A Preferred automatic conversion.

(2) Mr. Veal has the right to receive 493,625 shares for shares earned during 2013, but no shares have been issued to him.

(3) Consists of 30,647,636 shares of common stock held by Alcoy International Services. Mr. Jaynes has sole dispositive voting power over shares held by Alcoy International Services.

(4) Consists of 30,647,636 shares of common stock beneficially held by Daimiel Global Resources. Mr. Adamson has sole dispositive voting power over shares held by Daimiel Global Resources.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s voting stock as of April 8, 2013, by each person (other than the directors and executive officers of the Company) who owned of record, or was known to own beneficially, more than 5% of the outstanding voting stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock	Percent of Voting Stock (2)

Daimiel Global Resources (2) 1000 Bourbon Street New Orleans, LA 70116	30,647,636	22.2%	22.2%

(1)	Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2)	Represents percentage of beneficial ownership for all classes of voting stock.

(3)	Shawn Adamson is General Manager of Daimiel Global Resources and an employee of the Company.

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

1.
The prior President/CEO (former owner of HOJ LLC) (now a member of the board of directors) has historically advanced funds to the Company and predecessor entities from time to time for working capital.  As of December 31, 2012 and December 31, 2011, advances payable to this party were $89,442 and $116,379, respectively.  These advances are non-interest bearing, unsecured, and due on demand.

2.
In March 2012, the Company entered into a representative agreement with Michael Malm who became a member of the Company’s board of directors in July 2012. Under this agreement, as amended, Mr. Malm is entitled to a commission of between 4% and 6% of sales made by Mr. Malm and certain sales brokers, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to Mr. Malm for the year ended December 31, 2012 and 2011 totaled approximately $49,500 and $12,500, respectively. Effective April 1, 2012, the Company agreed to pay Mr. Malm a $6,000 draw per month against commissions.  As of December 31, 2012, net prepaid expenses related to draws in excess of commissions were approximately $28,200. As of December 31, 2103, the Company has accounts payable of $34,850.

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

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Jaynes and Veal.  Neither of the directors are considered “independent” as that term defined by Section 803A of the NYSE Amex Company Guide in as much as each of the directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) billed the Company and its predecessor, AMHC, aggregate fees in the amount of approximately $69,000 for the fiscal year ended December 31, 2013, and approximately $61,000 for the fiscal year ended December 31, 2012.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, reviews of the interim consolidated financial statements included in our reports on Forms 10-Q and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

GHP Horwath billed us aggregate fees in the amount of $25,000 during the fiscal year ended December 31, 2012, for the audit services performed related to the acquisition of HOJ, but did not perform any audit-related services for the year ended December 31, 2013.

Tax Fees

GHP Horwath did not bill us for any tax fees for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

GHP Horwath did not bill us for any other fees for the fiscal years ended December 31, 2013 and 2012.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2013 fiscal year.

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
3.1.6
Certificate of Designation of the Preferences, rights, limitations, qualifications, and restrictions of the Series B Preferred Stock of Hangover Joe’s Holding Corporation. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013.

3.1.7
Certificate of Designation of the Preferences, rights, limitations, qualifications, and restrictions of the Series C Preferred Stock of Hangover Joe’s Holding Corporation. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013.

3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
4.1	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated January 14, 2014. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.2	Convertible Promissory Note issued to Asher Enterprises, Inc. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.3	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated March 13, 2014. Filed Herewith.
4.4	Convertible Promissory Note issued to Asher Enterprises, Inc. dated March 13, 2014
4.5	12% Convertible Note issued to JSJ Investments Inc dated March 20, 2014. Filed Herewith.
4.6	Securities Purchase Agreement by and among the Company and Adar Bays LLC dated March 24, 2014. Filed Herewith.
4.7	8% Convertible Redeemable Note issued to Adar Bays LLC. Filed Herewith.
4.8	Securities Purchase Agreement by and among the Company and LG Capital Funding, LLC dated March 19, 2014. Filed Herewith.
4.9	8% Convertible Redeemable Note issued to LG Capital Funding, LLC. Filed Herewith.
10.1	Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender effective January 10, 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013.
10.2	First Amendment to Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender dated February , 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013
10.3	Promissory note with JMJ Financial dated June 18, 2013, Incorporated by reference from Form 10-Q for the quarter ended June 30, 2013 and filed on August 19, 2013.
10.4	License Agreement between the Company and Warner Brothers Japan dated December 16, 2013. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.5	Employment agreement between company and Michael Jaynes, Chairman. Incorporated by reference from Form 8-K filed on January 21, 2014.
10.6	Employment agreement between company and Matthew Veal, CFO and CEO. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.7	Employment agreement between company and Shawn Adamson, Chief Sales and Marketing Officer. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive Officer). Filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION

Date: April 18, 2014	By:	/s/ Matthew A. Veal
Matthew Veal Principal Executive Officer

Date: April 18, 2014	By:	/s/ Matthew A. Veal
Matthew Veal Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hangover Joe’s Holding Corporation and in the capacities and on the dates indicated.

Date: April 18, 2014	By:	/s/ Michael Jaynes
Michael Jaynes Chairman of the Board of Directors

Date: April 18, 2014	By:	/s/ Matthew Veal
Matthew Veal Chief Executive Officer and Director

HANGOVER JOE’S HOLDING CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of operations for the years ended December 31, 2013 and 2012	F-4

Consolidated Statements of changes in deficit for the years ended December 31, 2013 and 2012	F-5

Consolidated Statements of cash flows for the years ended December 31, 2013 and 2012	F-6

Notes to Consolidated financial statements	F-7 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Hangover Joe’s Holding Corporation:

We have audited the accompanying consolidated balance sheets of Hangover Joe’s Holding Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in deficit, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company  has not generated any significant sales since the second quarter of 2013 and reported a net loss of approximately $2,189,000 in 2013. In addition, the Company has had difficulty in paying its obligations and is in default on its revolving credit facility and other debt due to a lack of liquidity and a working capital deficiency of approximately $2,635,000 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado

April 18, 2014

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$2,882	$8,779
Accounts receivable, net	-	131,273
Inventory	-	26,634
Prepaid expenses	-	188,570
Total current assets	2,882	355,256

PROPERTY AND EQUIPMENT, NET	2,149	3,215

TOTAL ASSETS	$5,031	$358,471

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$972,139	$594,866
Accrued expenses	528,627	960,465
Stock subscription deposit	342,500	-
Revolving credit facility	416,436	-
Mandatorily redeemable Series B preferred stock	67,500	-
Inventory financing payable	-	97,611
Payable to shareholder	-	20,000
Notes payable (net of discounts of $32,350)	130,149	-
Note payable and other - related parties	180,440	89,422

TOTAL LIABILITIES, all current	2,637,791	1,762,364

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; 10,000,000 authorized shares
Series A; 425,000 authorized shares, no shares (2013) and 87,501
shares (2012) issued and outstanding	-	315,078
Series C; 5,000,000 authorized shares, no shares issued or oustanding	-	-
Series D; 200,000 authorized shares, no shares issued or oustanding	-	-
Common shares to be issued under Series A conversion	315,078	-
Common stock; $0.001 par value; 150,000,000 authorized shares,
122,591,301 shares (2013) and 120,846,348 shares (2012)
issued and outstanding	122,592	120,847
Additional paid-in capital	1,582,104	623,790
Accumulated deficit	(4,652,534)	(2,463,608)
Total deficit	(2,632,760)	(1,403,893)

TOTAL LIABILITIES AND DEFICIT	$5,031	$358,471

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2013	2012
NET SALES	$264,796	$1,079,234
COST OF GOODS SOLD	262,302	761,441
GROSS PROFIT	2,494	317,793

OPERATING EXPENSES
Selling and marketing	783,834	840,823
General and administrative	1,065,497	770,574
Management fees - related party	-	192,500
Settlement costs	-	652,500
Total operating expenses	1,849,331	2,456,397

LOSS FROM OPERATIONS	(1,846,837)	(2,138,604)

OTHER EXPENSE
Interest expense:
Related party	(4,098)
Other	(337,991)	(6,511)

NET LOSS	$(2,188,926)	$(2,145,115)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.02)

Basic and diluted weighted average common
shares outstanding	122,448,054	92,551,863

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Preferred Stock		Common shares to be issued under	Additional
	Common Stock		Series A		Series A	paid-in	Accumulated
	Shares	Amount	Shares	Amount	conversion	capital	deficit	Total
Balances, January 1, 2012	-	$-	-	$-	$-	$169,931	$(318,493)	$(148,562)
Withdrawals	-	-	-	-	-	(10,579)	-	(10,579)
Contributed services	-	-	-	-	-	50,000	-	50,000
Issuance of common shares upon incorporation and legal reorganization of entities under common control	61,295,271	61,295	-	-	-	(61,095)	-	200
Shares issued to founders	4,290,669	4,291	-	-	-	(4,277)	-	14
Proceeds from issuance of common stock	18,784,678	18,785	-	-	-	708,215	-	727,000
Acquisition of AMHC and sale of subsidiary interests	36,807,821	36,808	89,168	321,081	-	(347,845)	-	10,044
Shares cancelled due to dissenters right	(612,953)	(613)	-	-	-	(19,387)	-	(20,000)
Common shares issued to reduce payables	267,526	268	-	-	-	18,459	-	18,727
Conversion of preferred to common stock	13,336	13	(1,667)	(6,003)	-	5,990	-	-
Stock-based compensation	-	-	-	-	-	114,378	-	114,378
Net loss	-	-	-	-	-	-	(2,145,115)	(2,145,115)

Balances, December 31, 2012	120,846,348	120,847	87,501	315,078	-	623,790	(2,463,608)	(1,403,893)
Common shares returned by founder	(4,500,000)	(4,500)	-	-	-	4,500	-	-
Common shares issued for accrued settlement costs	4,500,000	4,500	-	-	-	648,000	-	652,500
Common shares issued for debt financing costs	194,953	195	-	-	-	21,055		21,250
Common shares issued for accrued consulting services	1,500,000	1,500	-	-	-	223,500	-	225,000
Beneficial conversion feature	-	-	-	-	-	44,235	-	44,235
Common shares issued for settlement	50,000	50	-	-	-	5,450	-	5,500
Warrants to acquire common shares issued for investor relations services	-	-	-	-	-	11,574	-	11,574
Conversion of Series A preferred stock to common stock	-	-	(87,501)	(315,078)	315,078	-		-
Net loss	-	-	-	-	-	-	(2,188,926)	(2,188,926)

Balances, December 31, 2013	122,591,301	$122,592	-	$-	$315,078	$1,582,104	$(4,652,534)	$(2,632,760)

The accompanying notes are an integral part of these consolidated financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,188,926)	$(2,145,115)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services	-	50,000
Bad debt expense	103,032	21,624
Amortization of prepaid consulting to be paid for in stock	278,618	81,383
Amortization of debt issuance costs	225,007	-
Amortization of debt discount	10,578	-
Warrant issued for services	11,574	-
Accrued share-based consulting	30,666	-
Settlement expenses	5,500	652,500
Depreciation expense	1,066	1,097
Stock-based compensation	-	114,378
Changes in operating assets and liabilities:		-
Accounts receivable	28,241	(133,792)
Prepaid expenses	44,952	(42,720)
Deposits	-	7,500
Inventory	26,634	20,111
Accounts payable	377,273	521,583
Accrued expenses	439,918	36,123
Net cash used in operating activities	(605,867)	(815,328)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash received in sale of subsidiary interests		10,044
Purchase of property and equipment	-	(2,562)
Net cash provided by investing activities	-	7,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	727,214
Deposit on stock subscription	342,500	-
Payment made to dissenting shareholder	(20,000)	-
Borrowings under revolving credit facility	425,000	-
Payments under revolving credit facility	(71,083)	-
Net draws (payments) under inventory financing payable	(97,610)	73,899
Cash received for convertible note payable	150,000	-
Cash paid for debt issuance costs	(71,337)	-
Redemption of Series B preferred stock	(57,500)	-
Advances paid to)received from related party	-	(26,957)
Withdrawals	-	(10,579)
Net cash provided by financing activities	599,970	763,577

Net decrease in cash	(5,897)	(44,269)
Cash, beginning of period	8,779	53,048
Cash, end of period	$2,882	$8,779

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$23,445	$6,524

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS
Mandatorily redeemable preferred stock issued for
debt issuance costs	$125,000	$-
Common stock issued for debt issuance costs	$21,250	$-
Common stock issued for accrued settlement	$652,500	$-
Common stock issued for accrued payables	$225,000	$38,727
Beneficial conversion recorded on convertible note	$44,235	$-
Discount issued for debt issuance costs	$13,888	$-
Conversion of Series A preferred stock to common stock	$315,078	$6,003

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS

Organization:

Hangover Joe’s Holding Corporation (“HJHC” or the “Company”) was originally incorporated in the State of Colorado in December 2005 as Across America Real Estate Exchange, Inc. (“AAEX”). In May 2010, AAEX changed its name to Accredited Members Holding Corporation (“AMHC”). On July 25, 2012, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Hangover Joe’s, Inc., a privately-held Colorado corporation (“HOJ”), whereby on July 25, 2012, the Company acquired HOJ in a reverse triangular merger (the “Acquisition”). Prior to the Acquisition, the Company had 36,807,801 shares outstanding. Upon closing the Acquisition, the Company issued 83,514,827 common shares to the HOJ shareholders in exchange for all of their ownership interests in HOJ such that the former owners of HOJ owned approximately 69% of the Company post Acquisition. The shareholders of the Company prior to the Acquisition owned approximately 31% of the Company post Acquisition. In connection with the Acquisition on July 25, 2012, the Company changed its name to Hangover Joe’s Holding Corporation.

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

Description of Business:

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers. The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The intellectual property relates to the Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between HOJ LLC and Warner Bros. Consumer Products, Inc. The license agreement permits HOJ to use the costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, as amended, which expires January 31, 2016. The Company has sold its products primarily to convenience stores, liquor stores, and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling a hangover recovery shot in February 2011 and began selling the licensed Hangover Joe’s Recovery Shot in July 2011. HOJ is actively seeking to expand the distribution of the Hangover Joe’s Recovery Shot.

Going Concern and Management's plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $2,189,000 for the year ended December 31, 2013, and a working capital deficiency and accumulated deficit of approximately $2,635,000 and $4,653,000, respectively, at December 31, 2013. The Company has a limited operating history and it has not generated any significant sales since the second quarter of 2013, and it has relied primarily on debt financing and private placements of its common stock to fund its operations; however, due to a lack of liquidity, the Company has had difficulty in paying its obligations and is in default on its revolving credit facility and other debt (Note 3), and the Company cannot provide any assurance it will be able to remedy the default or be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management has pursued, and intends to continue to pursue, debt and/or equity financing arrangements with potential investors in order to obtain sufficient working capital necessary to carry out its business plan (Notes 3 and 9).  The Company has also taken steps to minimize costs, and has continued to explore various business opportunities.

In December 2013, the Company announced the signing of a distribution contract for the sale of Hangover Joes Recovery Shots in Japan, in which management believes the Company may be able to distribute its recovery shots through up to 8600 drug and food stores; however, the Company is waiting on Japanese regulatory approval necessary to distribute under this agreement. In addition, in January 2014, the Company entered into an agreement with Git-R-Done Productions, Inc., which allows the Company to launch a new non-caffeinated, all natural healthy energy shot, Git-R-Done-Energy. The launch of this new product is planned for the Spring / Summer of 2014.

The Company is also pursuing additional opportunities, but there can be no assurance that any existing or contemplated plans will materialize, and fulfilling any such existing or contemplated contracts will require significant marketing support and additional capital, of which there can be no assurance the Company will be able to raise funds sufficient to continue with the Company’s business plan.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP").

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

Significant estimates are used in accounting for certain items such as the allowance for doubtful accounts, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. This credit risk has been mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipt up to net 45 days.

Two customers comprised approximately 78% of the trade accounts receivable at December 31, 2012; these individual customer balances represent approximately 65%, and 13% of the total trade accounts receivable. Two customers accounted for approximately 20% of net sales for the year ended December 31, 2013; each of these individual customers’ sales represent approximately 10% of annual net sales. Four customers accounted for 54% of net sales for the year ended December 31, 2012; these individual customers’ sales represent approximately 19%, 16%, 10% and 10% of annual net sales.

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of December 31, 2013, the allowance for doubtful accounts was $146,604, and at December 31, 2012, the allowance for doubtful accounts was $21,624.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market value. The inventory at December 31, 2012 primarily consisted of packing supplies. The Company has no inventory on hand at December 31, 2013.

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover and the 2012 movie, The Hangover Part II.  This license, as amended, expires January 31, 2016.  The terms of the WBCP license provide for royalties based on a percentage of products sold, as defined, as well as agreed-upon guaranteed minimum royalties. Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as an asset  in the balance sheet.  The asset  is amortized to expense as revenue from the related products is recognized.  If management determines that all or a portion of the minimum guaranteed amounts appear not to be recoverable through future product sales, the non recoverable portion is charged to expense at that time  The WBCP license agreement contains various convenants, terms and conditions, the violation of which could result in the termination of the WBCP License.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company sells its product primarily through third-party distributors. The Company is not guaranteed any minimum level of sales or transactions. The Company also offers its products for sale through its website at www.hangoverjoes.com.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were approximately $1,800 and $43,100 for the years ended December 31, 2013 and 2012, respectively.

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, co-packing fees, and in-bound freight charges. Raw material costs generally account for the largest portion of the cost of goods sold. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include obsolescence charges and license and royalty expenses.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales and Marketing Expenses

Sales and marketing costs include selling expenses such as distribution expenses to transport products to customers and warehousing expenses after manufacture, as well as expenses for advertising, sampling and in-store demonstration costs, costs for merchandise displays, point-of-sale materials, trade shows, other marketing expenses and product design expenses.

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Total advertising expenses were approximately $102,000 and $122,000 for the years ended December 31, 2013 and 2012, respectively.

Income Taxes

Prior to March 2012, no provision for income taxes was provided in the accompanying financial statements because HOJ LLC (as a limited liability company), and HOJ JV (as a partnership), elected to file as partnerships, and therefore management believes that prior to December 31, 2012 the Company was not subject to income taxes, and, that such taxes were the responsibility of the individual member/partners.

Beginning in March 2012, as a corporation, the Company now records a provision for deferred income tax assets and liabilities in order to reflect the net tax effects of temporary differences between (i) the tax basis of assets and liabilities and (ii) their reported amounts in the financial statements. The provision is based upon enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amounts expected to be realized. Although the Company is to file income tax returns in the US Federal jurisdiction and various State jurisdictions, the Company has not filed income tax returns for the year ended December 31, 2012; however, as no taxes are estimated to be due, management does not believe these non-filings will have a material impact on the Company’s consolidated financial statements.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Historical loss per share of the accounting acquirer (HOJ) has been adjusted retroactively to reflect the new capital structure of the Company as a result of the Merger Agreement. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, common shares underlying convertible preferred stock and convertible notes payable in the aggregate of 16,034,287 and 10,355,726 shares as of and for the year ended December 31, 2013 and 2012, respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2013 and December 31, 2012, the Company had no financial assets or liabilities required to be reported for fair value purposes.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, notes and accounts payable, the mandatorily redeemable preferred stock, and the inventory financing payable approximate fair value at December 31, 2013 and December 31, 2012, due to the relatively short maturity of the respective instruments. The fair value of related party payables is not practicable to estimate due to the related party nature of the underlying transactions.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

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

In October 2012, the Company entered into a purchase order financing arrangement with this same finance company which supplemented the factoring agreement above. The finance company advanced up to 100% of the manufacturing and shipping costs at the time a Company purchase order was submitted to the manufacturer. The Company paid a financing fee equal to 3.85% of the purchase order amount for each transaction and an additional rate of 0.13% per day (47.4% annualized) after the initial 30 days. As of December 31, 2012, the inventory financing payable under the purchase order financing and factoring arrangement was $97,611. Amounts outstanding under this agreement were paid in full in January 2013 when the Company entered into the revolving credit facility.

NOTE 3 – DEBT (CONTINUED)

Revolving credit facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund, LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 based upon accounts receivable and projected sales and is to be used only as permitted under the specified use of proceeds for working capital purposes. The initial line of credit had a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company and restricts the Company from paying dividends. As a partial guaranty under the TCA lending arrangement, the Company’s CEO personally guaranteed certain representations made by the Company to TCA. At closing, the Company was advanced $425,000 less fees and closing costs.

In connection with the agreement above, TCA charged an investment banking fee consisting of 125,000 shares of newly authorized Series B Preferred Shares of the Company equating to an aggregate of $125,000 in the Company’s capital stock. The shares are mandatorily redeemable and were scheduled to be repaid in 2013. Also in connection with the TCA agreement, the Company issued 194,954 shares of common stock to a consulting firm as consideration for a finder’s fee for this transaction.

The Company is in default in its agreement with TCA (Note 6).

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”). In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock to TCA. The Series B Preferred Stock ranks pari passu to the Company’s common stock. The Holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the “Liquidation Preference,” which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts.  In 2013, $57,000 was paid, and the remaining balance of $67,500 is due in full by virtue of the TCA default discussed above. The mandatorily redeemable preferred stock is presented as a current liability in the accompanying December 31, 2013 balance sheet.

Convertible Promissory Notes

JMJ Note

In June 2013, the Company closed on a 12%, 12-month convertible promissory note with JMJ Financial (“JMJ”) (the “JMJ Note”). The face amount of the JMJ Note reflects a principal sum of $500,000, with total borrowings that may be available of $450,000 (which is net of a 10% original issue discount). Upon closing of the JMJ Note, the Company received $100,000 from JMJ. In September 2013, the Company received an additional $25,000 from JMJ.

JMJ has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.05 or 70% of the average of the three lowest closing prices in the 25 trading days previous to the conversion.  Subsequent to December 31, 2013, a portion of the JMJ Note was converted into 6,000,000 common shares.

The Note is subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal amount under the JMJ Note, together with accrued and unpaid interest, and all other amounts payable under the JMJ Note, to become, at JMJ’s election, immediately due and payable to JMJ.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $32,000 was recorded as a discount to the note and has been amortized over the term of the loan. The debt discount recorded at December 31, 2013 was $14,800.  The JMJ Note has an effective interest rate of approximately 34%.

JSJ Notes

In December 2013, the Company received $25,000 from JSJ Investments Inc. (“JSJ”) in exchange for a $25,000 convertible note (the “JSJ Note”). This note bears interest at 12% per annum and matures in May 2014. On or after the maturity date, any unpaid amounts and accrued interest are convertible by the holder, at the holder’s discretion, into shares of the Company’s common stock. The conversion price is at 50% discount of the average of the three lowest closing prices on the previous ten days, with a maximum conversion price equal to the price if determined on the note execution date.

The JSJ note is subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal and interest to become immediately due and payable to JSJ.

In March 2014, the Company entered into second convertible note with JSJ in exchange for $50,000. This note also bears interest at 12% per annum and matures in September 2014, with conversion terms similar to the December 2013 note.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,500 was recorded as a discount to the note and is being amortized over the term of the loan. The debt discount recorded at December 31, 2013 was $12,500. The 2013 JSJ Note has an effective interest rate of approximately 62%.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of December 31, 2013 and December 31, 2012 consist of the following:

	December 31,	December 31,
	2013	2012
Accrued expenses	$58,941	$37,005
Deferred salaries	208,714	45,960
Accrued settlement costs – paid for in common stock	-	652,500
Accrued consulting costs – to be paid for in common stock	165,166	225,000
Minimum guaranteed royalty obligation	75,000	-
Accrued interest	20,806	-
	$528,627	$960,465

In January 2013, the Company issued 4,500,000 and 1,500,000 common shares for the accrued settlement costs and accrued consulting costs, respectively (Note 6).

Investor Relations Agreement

In February 2013, the Company entered into an investor relations agreement with a firm which required the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company's common stock per month and warrants to purchase 100,000 shares of the Company’s common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly. Total compensation expense under this agreement for 2013 is $37,000. As the shares of common stock issuable under this agreement have not been issued as of December 31, 2013, the Company has recorded an accrued expense of $37,000 on the consolidated balance sheet until such shares are issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

Promissory note payable, related party

The prior President/CEO of the Company (now a member of the board of directors) has advanced funds to the Company from time to time for working capital. As of December 31, 2013 and December 31, 2012, amounts payable to this party were $89,422. These advances were non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note. Interest at the rate of 5.5% per annum is compounded and charged annually. Principal payments in the amount of $14,966 and accrued interest were to be paid in six installments, with the first payment due on June 15, 2013. No payments have been made through December 31, 2013. Interest expense and related interest payable on this note as of and for the year ended December 31, 2013 was $4,098.

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Strategic Consulting Agreement, related party

In November 2012, the Company entered into a consulting agreement with The Bricktown Group (“Bricktown”) to provide beverage management and strategic advisory consulting services to the Company. The managing partner of Bricktown was appointed as the Company’s Chief Operating Officer (COO) in March 2013, and served as the Company’s COO until August 6, 2013. This consulting agreement had an initial term of six months and was automatically extented through November 2013. The agreement required the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity. The Company was to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares were issuable upon request after January 4, 2013 and 1,500,000 shares were issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date. Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued. The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and was amortized over the initial three months of this agreement. For the year ended December 31, 2013, the Company recognized consulting expense of $278,616 related to this agreement. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013. The fair value of these shares of $135,000 was determined based upon the closing market price of the Company’s common stock on this date and was amortized over the remaining term of the contract. On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. The second tranche of shares have not been issued as of December 31, 2013, and therefore a liability of $135,000 has been included within accrued expenses.

As of December 31, 2013, the Company has additional accounts payable of approximately $55,100 owed to Bricktown.

Other related party transactions

During the years ended December 31, 2013 and 2012, the Company recorded net sales of $4,693 and $4,100 for product sold to a company in which a member of the Company’s board of directors owns a significant interest.

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

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and requires the Company to pay $200,000 of Guaranteed Consideration, as defined, over a period of time. Pursuant to the agreement, $75,000 of Guaranteed Consideration was paid in January 2013, and $50,000 was due on October 1, 2013, of which $30,000 was unpaid at December 31, 2013 and which was subsequently paid in January 2014. On or before October 1, 2014, the Company is to pay Guaranteed Consideration of $50,000, and the remaining $25,000 is to be paid on or before October 1, 2015.

The WBCP license agreement contains various covenants, terms and conditions, such that violation of any such provisions could result in the termination of the WBCP license.  Management believes it is in compliance with all such covenants, terms and conditions.

Royalty and Commission Agreements - Related Parties

The Company has a representative agreement with a former member of the Company’s board of directors. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the years ended December 31, 2013 and 2012 totaled approximately $42,500 and $49,500, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions. As of December 31, 2012, net prepaid expenses related to draws in excess of commissions were approximately $28,000.  As of December 31, 2013, the Company has accounts payable of approximately $34,890 related to this agreement.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $20,300 and $18,400 for the years ended December 31, 2013 and 2012, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of December 31, 2012, net prepaid expenses related to draws in excess of royalties were approximately $17,000.  As of December 31, 2103, accounts payable under this agreement were $12,684.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Settlement Agreement with AMHC Services and Other Claims

On January 14, 2013, the Company entered into a settlement agreement with AMHC Services, the principal owners of AMHC Services, and an independent third party pursuant to which the respective parties released each other from certain claims. Under the terms of the settlement, the Company issued AMHC Services 3,000,000 shares of its common stock, and issued the independent third party 1,500,000 shares of its common stock. The fair value of the shares issued under this settlement was $652,500 based upon the closing price of the stock on the date of the signed settlement agreement. Settlement expense of $192,500 was recorded in 2012 under this arrangement.

Litigation and Claims

On December 13, 2013, TCA filed suit against the Company and one of the Company’s officers asserting that the Company breached the credit agreement. TCA is seeking approximately $465,000. The Company has been engaged in settlement discussions with TCA,  and management believes it has reached a tentative agreement and that it is likely that both parties will execute settlement documents and dispose of the case. If the case is not disposed, and proceeds, the Company intends to vigorously defend the matter.

On February 7, 2014, a former contractor of the Company filed suit against the Company for an unpaid account. The plaintiff is seeking approximately $65,000 from the Company. Subsequently, the Company filed a counter suit against the former contractor and two of its officers alleging breach of contract, fraud and racketeering. Discovery is not complete in these cases, and at this time, the Company cannot determine the likelihood of an outcome or a range of possible damages. The Company intends to vigorously defend the lawsuit and prosecute its cause of action.

The Company has also received legal claims for non-payment of past due amounts plus legal costs.  Such amounts pursuant to these claims approximate $31,000.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

Of the 10,000,000 shares of the Company’s authorized Preferred Stock, ($0.10 par value per share), 425,000 shares are designated as Series A Convertible Preferred Stock (the “Series A Preferred”). The holders of outstanding shares of Series A Preferred were entitled to notice of any shareholders’ meeting and to vote as a single class with the common stock upon any matter submitted for approval by the holders of common stock, on an as-converted basis, as defined. Each share of Series A Preferred had eight votes per share. If any dividend or distribution was declared or paid by the Company on common stock, whether payable in cash, property, securities or rights to acquire securities, the holders of the Series A Preferred were entitled to participate with the holders of common stock in such dividend or distribution, as defined.

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders were entitled to be paid together with the common shareholders on a pro-rata basis. The Series A Preferred holders had the right to convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company’s authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the “Financial Milestone” is met each share of Series A Preferred shall be convertible into eight shares of the Company’s common stock. (ii) Upon the “Financial Milestone” being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company’s common stock. (iii) If the “Financial Milestone” has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation’s Common Stock.

On October 8, 2013, pursuant to terms of the Series A Preferred Stock designation, 87,501 shares of Series A preferred were subject to an automatic conversion into 700,008 shares of the Company’s common stock.  On October 8, 2013, each holder of record of shares of Series A Preferred is deemed to be the holder of record of common stock issuable upon the conversion not withstanding that common share certificates have not been delivered to the holders.  As of December 31, 2013, common shares have not yet been issued pursuant to the conversion.

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

In April 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 was to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of December 31, 2013, the Company received $342,500 toward the first investment tranche.

The common shares and underlying common shares attributable to the Series C Preferred Stock and warrants will have piggyback registration rights that will be triggered if the Company files a registration statement with the Securities and Exchange Commission for the resale of other securities. The warrants may be redeemed by the Company if certain conditions are met, including that the shares underlying the warrants have been registered and the common stock trades at or above $.20 per share for 20 trading days. The Investor will be entitled to one seat on the Company's Board of Directors, and certain other development and distribution rights, as defined.  Subsequent to December 31, 2013, the Company agreed to issue 10,275,000 common shares to the Investor for the $342,500 previously paid.

Series D Preferred Stock

In November 2013, the Company reached an agreement with crowdfunding company to raise up to $500,000 by offering 200,000 units to be sold at $2.50 per unit. Each unit to consist of one share of Series D Preferred Stock and 100 five-year warrants exercisable at $.05 per share upon a successful increase of the Company’s authorized common shares to 500,000,000. As of December 31, 2013 and through March 2014, no units have been sold under this agreement, and the Company has not increased its number of authorized shares.

Of the 10,000,000 shares of the Company’s authorized Preferred Stock, 200,000 shares are designated as Series D Convertible Preferred Stock (the “Series D Preferred”). The holders of outstanding shares of Series D Preferred are entitled to notice of any shareholders’ meeting and to vote as a single class with the common stock upon any matter submitted for approval by the holders of common stock, on an as-converted basis, as defined. Each share of Series D Preferred shall have one hundred votes per share. If any dividend or distribution is declared or paid by the Company on common stock, whether payable in cash, property, securities or rights to acquire securities, the holders of the Series D Preferred will be entitled to participate with the holders of common stock in such dividend or distribution, as defined.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

In February 15, 2013, the Company entered into a settlement agreement with the dissenting HOJ shareholder. Under the terms of the settlement agreement, the Company agreed to pay $5,000 cash at closing and $15,000 plus accrued interest at 5% within 90 days. The Company also agreed to issue 50,000 shares of the Company’s common stock. The fair value of the common stock at the date of settlement was $5,500. As of December 31, 2013, the outstanding amount has been repaid in full.

Stock options

Under the 2009 Stock Option Plan (the “2009 Plan”), the Company may grant non-statutory and incentive options to employees, directors and consultants. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. As of December 31, 2013, there were no options outstanding under the 2009 plan.

In July 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the 2012 Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company. As of December 31, 2013, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

In April 2013, the Company’s Board of Directors reduced the number of common shares reserved under the 2012 Stock Option Plan from 11,500,000 shares to 4,500,000 and reduced the number of common shares reserved under the 2009 Stock Option Plan from 7,000,000 shares to 650,000 shares thereby increasing the number of common shares available for issuance by 13,350,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model. Assumptions used for options granted in 2012 are as follows: expected volatility is based upon weighted average of historical volatility over the expected term of the option and implied volatility (186%);  the expected term of stock options is based upon historical exercise behavior and expected exercised behavior (2-3 years); the risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option (0.25 - 0.33%); the dividend yield was assumed to be none as the Company does not anticipate paying any dividends in the foreseeable future.

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following is a summary of stock option activity for the years ended December 31, 2013 and 2012:

Options	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,087,070	$0.42	$2.97	$39,049
Issued for Services	2,266,190	0.06
Exercised	-	-
Forfeited / Cancelled	(1,437,070)	0.30
Outstanding at December 31, 2012	2,916,190	$0.11	$2.76	$32,486
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	(650,000)	-
Outstanding at December 31, 2013	2,266,190	$0.06	$2.38	0
Vested or expected to vest at December 31, 2013	1,500,000	0.08	2.95	0
Exercisable at December 31, 2013	1,500,000	$0.08	$2.95	0

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2013.

As a result of the reorganization described in Note 1, the Company has not recognized any stock-based compensation cost previously recorded on the books of AMHC prior to the date of reorganization. No stock-based compensation was recognized during the year ended December 31, 2013. Stock-based compensation of $114,378 was recorded in 2012. As of December 31, 2013, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

The following table summarizes the activity and value of non-vested options as of and for the year ended December 31, 2013:

	Number of Options	Weighted Average grant date fair value
Non-vested options at January 1, 2012	603,217	$0.10
Granted	2,266,190	$0.06
Vested	(1,546,684)	$0.07
Forfeited/Cancelled	(556,533)	$0.27
Non-vested options at December 31, 2012	766,190	$0.06
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at December 31, 2013	766,190	$0.06

As of December 31, 2013, there was $42,159 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the qualified stock option plans. That cost is expected to be recognized over a weighted average period of one year if certain performance criteria are met.

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants:

Summarized information about warrants outstanding and exercisable at December 31, 2013 and 2012 is as follows:

Warrants	Shares	Weighted average exercise Price	Weighted Average Remaining contractual Life	Aggregate intrinsic value
Outstanding at January 1, 2012	1,551,000	$0.29
Issued for Services	6,229,528	$0.03
Exercised	-	-
Forfeited/Cancelled	(1,041,000)	$0.29
Outstanding at December 31, 2012	6,739,528	$0.05	$2.19	$259,892
Issued for Services	150,000	$0.10
Exercised	-	-
Forfeited/Cancelled	(3,564,764)	$0.04
Outstanding at December 31, 2013	3,324,764	$0.04	$1.38	$0
Vested or expected to vest at December 31, 2013	260,000	$0.11	$2.02	$0
Exercisable at December 31, 2013	260,000	$0.11	$2.02	$0

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement. This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceeded certain thresholds in 2012 and 2013, respectively. On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and sales thresholds for 2013 were not met and accordingly no stock-based compensation has been recognized during the year ended December 31, 2013.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately. The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the year ended December 31, 2013.

In January 2014, the Company granted a warrant to a former member of the Company's board of directors for services.  The warrant provides for the purchase of up to 5,000,000 shares of the Company's common stock at $0.02 per share, exercisable immediately for a 15-year term.

Contributed Services

Prior to March 31, 2012, the Company’s owners/officers contributed management and administrative services to the Company. The fair value of those services has been recorded as an expense in the accompanying consolidated financial statements based on the estimated fair value for such services, with a corresponding credit to contributed capital. The fair value of the historical services was estimated based on the compensation per employment terms that were entered into in March 2012. Contributed services were $50,000 for the year ended 2012.

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

No income tax benefit was recognized for the years ended December 31, 2013 or 2012 as indicated below:

	2013	2012
Deferred tax benefit:
Federal	$765,000	$686,000
State	66,000	59,000
	831,000	745,000
Increase in valuation allowance	(831,000)	(745,000)
	$-	$-

The differences in the total income tax benefit that would result from applying the 35% federal statutory rate to loss before income taxes and the reported income tax for 2013 and 2012 are as follows:

	2013	2012

U.S. Federal tax expense at statutory rates	$(766,000)	$(751,000)
State income taxes, net of federal tax benefit	(66,000)	(65,000)
Permanent differences	1,000	3,000
Tax loss allocated to partners	-	68,000
Increase in valuation allowance	831,000	745,000
	$-	$-

NOTE 8 – INCOME TAXES (CONTINUED)

The components of the deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Allowance for doubtful accounts	$56,000	$8,000
Accrued settlement costs	-	248,000
Accrued compensation - consulting	-	48,000
Stock based compensation	107,000	44,000
Deferred salaries	88,000	-
Net operating loss carryforwards	1,325,000	397,000
	1,576,000	745,000
Valuation allowance	(1,576,000)	(745,000)
	$-	$-

At December 31, 2013 the Company has U.S. net operating loss carry-forwards of approximately $3.3 million which expire in the years 2029 through 2033.

The valuation allowance for deferred tax assets at December 31, 2013 and 2012 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily net operating loss carry forwards in various tax jurisdictions. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. Based on the Company’s assessment, it has determined the deferred tax assets are not currently realizable.

Net Operating Loss Carry Forward Limitation

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carry forwards if there has been a change in ownership as described in Section 382 of the Internal Revenue Code. As a result of the Acquisition in July 2012, substantial changes in the Company’s ownership have occurred that may limit or reduce the amount of net operating loss carry- forward that the Company could utilize in the future to offset taxable income. The Company has not completed a detailed Section 382 study to determine what impact, if any, that ownership changes may have had on the Company’s net operating loss carry-forwards.

Accounting for Uncertainty in Income Taxes

During the years ended December 31, 2013 and 2012, the Company has not identified any unrecognized tax benefits or had any additions or reductions in tax positions and therefore a reconciliation of the beginning and ending amount of unrecognized tax benefits is not presented. The Company does not have any unrecognized tax benefits as of December 31, 2013 and accordingly the Company’s effective tax rate will not be materially affected by unrecognized tax benefits.

The Company’s federal and state income tax returns remain open for examination for years subsequent to 2009.

NOTE 9 – SUBSEQUENT EVENTS

On January 14, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $58,000 (the "Asher Note"). The financing closed on January 14, 2014. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 9, 2014. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading day period prior to conversion.

The Asher Note is subject to prepayment penalties up to a 140% multiple of the principal, interest and other amounts owing, as defined. Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering was $58,000, less financing costs of $3,000. On April 15, 2014, the Company received a notice of default demanding immediate payment of a sum representing 150% of the outstanding principal plus default interest.

On March 19, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible redeemable note in the principal amount of $26,500 (the "LG Note").  This financing closed on March 19, 2014.

The LG Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 19, 2015.  The LG Note is convertible into common stock, at LG’s option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  The LG Note is subject to prepayment penalties up to a 150% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the LG Note, the Company has no right of prepayment.

On March 24, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays LLC (“Adar Bays”), for the sale of two convertible notes in the aggregate principal amount of $53,000 (with the first notes being in the amount of $26,500 and the second note being in the amount of $25,000). The Company received proceeds of $25,000 (net of financing costs) in exchange for an 8% convertible promissory note due on March 24, 2015.  This note is convertible into common stock, at the holder’s option, at any time after 180 days at ta 55% discount to the lowest closing bid price of the Company’s common stock during the 20 day trading period prior to conversion, as defined.