Form 10-Q
period 2014-03-31
Hangover Joe's Holding Corp
filed 2014-05-20
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 113,352,565 shares of the registrant's $0.001 par value common stock outstanding as of May 15, 2014, with additional voting rights equivalent to 24,713,794 shares, equating to a total of 138,066,359.

HANGOVER JOE’S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$58,837	$2,882
Total current assets	58,837	2,882

PROPERTY AND EQUIPMENT, NET	1,883	2,149

TOTAL ASSETS	$60,720	$5,031

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$972,727	$972,139
Accrued expenses	745,745	528,627
Revolving credit facility	416,436	416,436
Stock subscription deposit	30,000	342,500
Mandatorily redeemable Series B preferred stock	67,500	67,500
Notes payable - net of discounts of $56,113 in 2014 and $ 32,350 in 2013	210,535	130,149
Notes payable and other-related party	230,936	180,440

TOTAL LIABILITIES (ALL CURRENT)	2,673,879	2,637,791

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; 425,000 authorized shares, none
issued and outstanding, respectively	-	-
Series C; 500,000 authorized shares, none
issued and outstanding, respectively	-	-
Series D; 200,000 authorized shares, none
issued and outstanding, respectively	-	-
Common stock; $0.001 par value; 150,000,000 authorized shares,
113,352,565 (2014) and 122,591,301 (2013) shares issued and outstanding,		-
respectively	113,353	122,592
Common stock to be issued	315,078	315,078
Additional paid-in capital	2,047,405	1,582,104
Accumulated deficit	(5,088,995)	(4,652,534)
Total deficit	(2,613,159)	(2,632,760)

TOTAL LIABILITIES AND DEFICIT	$60,720	$5,031

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 31,
	2014		2013
NET SALES		$1,042	$165,844
COST OF GOODS SOLD		83	104,354
GROSS PROFIT		959	61,490

OPERATING EXPENSES
Selling and marketing		187,853	184,335
General and administrative		140,039	461,534
Total operating expenses		327,892	645,869

LOSS FROM OPERATIONS		(326,933)	(584,379)

OTHER EXPENSE
Interest expense		(109,528)	(122,774)

NET LOSS		$(436,461)	$(707,153)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	*	$(0.01)

Basic and diluted weighted average common
shares outstanding		120,810,814	120,942,682

* Less than ($0.01) per share

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE QUARTER ENDED MARCH 31, 2014
(Unaudited)

	Common Stock		Common Stock	Additional paid-in	Accumulated
	Shares	Amount	to be Issued	capital	deficit	Total

Balances, January 1, 2014	122,591,301	$122,592	$315,078	$1,582,104	$(4,652,534)	$(2,632,760)
Common shares returned by founder	(26,013,736)	(26,014)	-	-	-	(26,014)
Common shares issued for stock subscription	10,275,000	10,275	-	332,225	-	342,500
Common shares issued for conversion of
note payable	6,000,000	6,000	-	41,000	-	47,000
Common shares issued for
consulting services	500,000	500	-	9,500	-	10,000
Beneficial conversion features	-	-	-	82,576	-	82,576
Net loss	-	-	-	-	(436,461)	(436,461)

Balances, March 31, 2014	113,352,565	$113,353	$315,078	$2,047,405	$(5,088,995)	$(2,613,159)

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter Ended
	March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(436,461)	$(707,153)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid consulting paid for in stock	-	190,710
Amortization of debt issuance costs	26,062	108,794
Warrant issued for services	-	11,574
Settlement costs to dissenting shareholder	-	5,500
Depreciation expense	266	266
Stock-based compensation	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	15,472
Prepaid expenses	-	(64,971)
Inventory	-	18,122
Accounts payable	588	183,399
Accrued expenses and other current liabilities	217,118	26,948
Net cash used in operating activities	(182,427)	(211,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment made to dissenting shareholder	-	(5,000)
Borrowings under revolving credit facility	-	425,000
Payments on revolving credit facility	-	(18,731)
Payments under inventory financing payable	-	(97,611)
Cash paid for debt issuance costs	-	(71,337)
Redemption of Series B Preferred Stock	-	(5,000)
Deposit on stock subscription	30,000	-
Advances received from related party	24,481	-
Borrowings under loan agreements	183,901	-
Net cash provided by financing activities	238,382	227,321

Net increase in cash	55,955	15,982
Cash, beginning of period	2,882	8,779
Cash, end of period	$58,837	$24,761

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$11,378

See Notes 3 and 7 for disclosure of Non-Cash Financing Activities.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements of Hangover Joe’s Holding Corporation and its subsidiary Hangover Joe’s, Inc.  (Collectively referred to as, the “Company”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2014, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the period ended March 31, 2014 are not necessarily an indication of operating results for the full year.

Description of Business

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

Going Concern and Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $436,000 for the quarter ended March 31, 2014, and a working capital deficiency and accumulated deficit of approximately $2,615,000 and $5,089,000, respectively, at March 31, 2014. The Company has a limited operating history and has not generated any significant sales since the end of the second quarter of 2013, and it has relied primarily on debt financing and private placements of its common stock to fund its operations. Due to a lack of liquidity, the Company has had difficulty in paying its obligations and is in default on its revolving credit facility (Note 3), and the Company cannot provide any assurance it will be able to remedy the default or be able to raise funds through a future issuance of debt or equity to carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management has pursued and intends to continue to pursue debt and/or equity financing arrangements with potential investors in order to obtain sufficient working capital necessary to carry out its business plan (Notes 3 and 9).  The Company has also taken steps to minimize costs, and has continued to explore various business opportunities.

In December 2013, the Company announced the signing of a distribution contract for the sale of Hangover Joes Recovery Shots in Japan, in which management believes the Company may be able to distribute its recovery shots through up to 8,600 drug and food stores; however, the Company is waiting on Japanese regulatory approval necessary to distribute under this agreement. In addition, in January 2014, the Company entered into an agreement with Git-R-Done Productions, Inc., which allows the Company to launch a new non-caffeinated, all natural healthy energy shot, Git-R-Done-Energy. The launch of this new product is planned for the Spring / Summer of 2014 (Notes 2 and 6).

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Hangover Joe’s Holding Corporation and its 100%-owned subsidiary, Hangover Joe’s, Inc. All intercompany accounts, transactions, and profits are eliminated in consolidation.

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover. This license, as amended, expires January 31, 2016. In January 2014, the Company entered into an initial two-year license agreement with Git-R-Done Productions, Inc. (the “Larry the Cable Guy” license), which also allows the Company the rights to the use of certain artwork, logos and other elements used by the Comedian known as “Larry the Cable Guy”. The terms of the WBCP and Larry the Cable Guy licenses provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties (Note 6). Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as an asset in the balance sheet. The asset is amortized to expense as revenues from related products are sold. If management determines that all or any part of the minimum guaranteed amounts appear unlikely to be recovered through future product sales, the non-recoverable portion is charged to the period in which such determination is made.

Revenue Recognition

The Company sells its product primarily through third-party distributors. The Company is not guaranteed any minimum level of sales or transactions. The Company also offers its products for sale through its website at www.hangoverjoes.com. All sales made in the quarter ended March 31, 2014, represent website-generated sales.

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

The Company offers a variety of incentives and discounts to distributors, customers and consumers through various programs to support the distribution of its products. These incentives and discounts include cash discounts, price allowances, volume based rebates and product placement fees. These incentives and discounts are reflected as a reduction of gross sales to arrive at net sales. The aggregate deductions from gross sales recorded in relation to these programs were $0 and approximately $3,500 for the quarters ended March 31, 2014 and 2013, respectively.

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, co-packing fees, and in-bound freight charges. Raw material costs account for the largest portion of the cost of goods sold. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses. Cost of goods sold for the quarter ended March 31, 2014 consisted solely of royalty-related expense, as the inventory sold during the quarter represented remaining product held for samples, which had been fully allowed for in 2013.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Securities

Based upon ASC 840-15-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible securities. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.  Accordingly, in the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company's inability to demonstrate it has sufficient shares authorized, shares will be allocated on the basis of issuance date, with the earliest issuance date receiving first allocation of shares.  If a reclassification of an instrument were required, it would result in the instrument issued latest being reclassified first.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Historical loss per share of the accounting acquirer (HOJ) has been adjusted retroactively to reflect the new capital structure of the Company as a result of the Merger Agreement. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, common shares underlying convertible preferred stock and convertible notes payable in the aggregate of 41,208,623 and 9,090,962 shares as of and for the quarters ended March 31, 2014 and 2013 , respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

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

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”). In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock to TCA. The Series B Preferred Stock ranks pari passu to the Company’s common stock. The Holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the “Liquidation Preference,” which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts, and due in full by virtue of the TCA default discussed above. In 2013, $57,500 was applied to the mandatorily redeemable Series B preferred stock, and the remaining balance of $67,500 is presented as a current liability in the accompanying March 31, 2014 and December 31, 2013 balance sheets.

NOTE 3 – DEBT (CONTINUED)

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

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $32,000 was recorded as a discount to the note and has been amortized over the term of the loan. The unamortized debt discount recorded at March 31, 2014 and December 31, 2013 was $12,500 and $14,800, respectively. The JMJ note has an effective interest rate of approximately 34%.  During the quarter ended March 31, 2014, JMJ exercised its option to convert approximately $47,000 of the obligation into 6,000,000 common shares of the Company.

JSJ Notes

In December 2013, the Company received $25,000 from JSJ Investments Inc. (“JSJ”) in exchange for a $25,000 convertible note (the “JSJ Note”). This note bears interest at 12% per annum and matured on May 19, 2014. On or after the maturity date, any unpaid amounts and accrued interest are convertible by the holder, at the holder’s discretion, into shares of the Company’s common stock. The conversion price is at 50% discount of the average of the three lowest closing prices on the previous ten days, with a maximum conversion price equal to the price if determined on the note execution date.

In March 2014, the Company entered into second convertible note with JSJ in exchange for $50,000. This note also bears interest at 12% per annum and matures in September 2014, with conversion terms similar to the December 2013 note.

The JSJ notes are subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal and interest to become immediately due and payable to JSJ.

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $10,000 was recorded as a discount to the first note and a beneficial conversion feature of $22,500 was recorded as a discount to the second note and both are being amortized over the term of the loans. The unamortized debt discount recorded at March 31, 2014 and December 31, 2013 was $7,500 and $12,500, respectively. The JSJ notes have an effective interest rate of approximately 55% and 51%, respectively.

Asher Notes

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

NOTE 3 – DEBT (CONTINUED)

On March 17, 2014, the Company entered into a second Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $22,500 (the "Asher Note"). The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 9, 2014. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading day period prior to conversion.

The Asher Note is subject to prepayment penalties up to a 140% multiple of the principal, interest and other amounts owing, as defined. Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering was $22,500, less financing costs of $1,500.

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $26,000 was recorded as a discount to the first note and a beneficial conversion feature of $10,000 was recorded as a discount to the second note and both are being amortized over the term of the loans. The unamortized debt discount recorded at March 31, 2014 for both notes totaled approximately $31,000. The Asher notes have an effective interest rate of approximately 51%.

LG Note

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

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,000 was recorded as a discount to the note and has been amortized over the term of the loan. The unamortized debt discount recorded at March 31, 2014 was approximately $10,000. The LG note has an effective interest rate of approximately 53%.

Adar Bays LLC Note

On March 24, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays LLC (“Adar Bays”), for the sale of two convertible notes in the aggregate principal amount of $51,500 (with the first note for an amount of $26,500 and the second note for an amount of $25,000). The Company received proceeds of $25,000 (net of financing costs) in exchange for an 8% convertible promissory note due on March 24, 2015.  This note is convertible into common stock, at the holder’s option, at any time after 180 days at a 55% discount to the lowest closing bid price of the Company’s common stock during the 20 day trading period prior to conversion, as defined.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,000 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at March 31, 2014 was approximately $10,000. The LG note has an effective interest rate of approximately 53%.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
Accrued expenses	$49,852	$58,941
Deferred salaries	269,464	208,714
Accrued consulting costs – to be paid for in common stock	170,971	165,166
Minimum guaranteed royalty obligation	145,000	75,000
Accrued interest	110,458	20,806
	$745,745	$528,627

Investor Relations Agreement

In February 2013, the Company entered into an investor relations agreement with a firm which required the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company's common stock per month and warrants to purchase 100,000 shares of the Company’s common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly. Total compensation expense under this agreement for the year ended 2013 was $37,000 (none in the quarter ended March 31, 2014). As the shares of common stock issuable under this agreement have not been issued as of December 31, 2013 or March 31, 2014, the Company has recorded an accrued expense of $37,000 on the consolidated balance sheet until such shares are issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

Promissory note payable, related party

The Chairman of the Company’s board of directors has advanced funds to the Company from time to time for working capital. As of March 31, 2014 and December 31, 2013, amounts payable to this individual were $89,422. These advances were previously non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note, and this individual advanced an additional $27,000 to the Company in January, 2014. Interest at the rate of 5.5% per annum is compounded and charged annually. Principal payments in the amount of $14,966 and accrued interest were to be paid in six installments, with the first payment due on June 15, 2013. No payments have been made through March 31, 2014. Interest expense on this note as of and for the quarters ended March 31, 2014 and 2013 was approximately $2,000 and $1,300, respectively.

Strategic Consulting Agreement, related party

In November 2012, the Company entered into a consulting agreement with The Bricktown Group (“Bricktown”) to provide beverage management and strategic advisory consulting services to the Company. The managing partner of Bricktown was appointed as the Company’s Chief Operating Officer (COO) in March 2013, and served as the Company’s COO until August 6, 2013. This consulting agreement had an initial term of six months and was automatically extended through November 2013. The agreement required the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity. The Company was to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares were issuable upon request after January 4, 2013 and 1,500,000 shares were issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date. Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued. The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and was amortized over the initial three months of this agreement. For the year ended December 31, 2013, the Company recognized consulting expense of $278,616 related to this agreement. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013. The fair value of these shares of $135,000 was determined based upon the closing market price of the Company’s common stock on this date and was amortized over the remaining term of the contract. On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. The second tranche of shares have not been issued as of March 31, 2014, and therefore a liability of $135,000 has been included within accrued consulting costs in accrued expenses.

As of March 31, 2014, the Company has an additional amount of approximately $55,100 to Bricktown in notes payable and other-related party.

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

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and requires the Company to pay $200,000 of Guaranteed Consideration, as defined, over a period of time. Pursuant to the agreement, $75,000 of Guaranteed Consideration was paid in January 2013, and $50,000 was due on October 1, 2013, of which $20,000 was paid in 2013, and the remaining $30,000 was paid in January 2014. On or before October 1, 2014, the Company is to pay Guaranteed Consideration of $50,000, and the remaining $25,000 is to be paid on or before October 1, 2015.

The Company accrued the remaining guaranteed minimum royalty payments of $75,000 at December 31, 2013 in accrued liabilities.  Management evaluated the recoverability of prepaid guaranteed minimum royalty payments and determined that recoverability over the contract term was not likely, and expensed the full amount in selling and marketing expense as of December 31, 2013.

Larry the Cable Guy License Agreement

The Company has a license with Git-R-Done Productions, Inc. (“Larry the Cable guy”) that allows the Company the use of the costumes, artwork, logos and other elements used by the Comedian known as Larry the Cable Guy in various performances. This license has an initial term through January 31, 2015, and provides for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license. The terms of the license agreement provided that the Company was to fully launch its product line by March 1, 2014; the Company has not yet launched its products pursuant to the terms of this license agreement, and therefore the Company is not in compliance with their terms of the license agreement, which subjects the Company to cancellation by the licensor. The Company has not received any notice of cancellation, and the Company is planning a product launch by spring/summer of 2014; however, there can be no assurance that such a successful launch will occur as planned. Pursuant to the agreement, $30,000 of Guaranteed Consideration was paid in January 2014, with a payment of $20,000 due on September 30, 2014, and $50,000 due on December 31, 2014.

The Company accrued the remaining guaranteed minimum royalty payments of $70,000 at March 31, 2014 in accrued liabilities.  Management evaluated the recoverability of prepaid guaranteed minimum royalty payments and determined that recoverability over the contract term was not likely, and expensed the full amount in selling and marketing expense as of March 31, 2014.

Royalty and Commission Agreements - Related Parties

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the periods ended March 31, 2014 and 2013 totaled approximately $60 and $17,450 respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions.  As of March 31, 2014 and December 31, 2013, the Company has approximately $30,900 and $34,900, respectively, accured in notes payable and other-related parties related to this agreement.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $23 and $3,600 for the periods ended March 31, 2014 and 2013, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of March 31, 2014 and December 31, 2103, accounts payable under this agreement were approximately $12,700 and $12,700, respectively.

Litigation

On December 13, 2013, TCA filed suit against the Company and one of the Company’s officers asserting that the Company breached the credit agreement. TCA is seeking approximately $465,000. The Company has been engaged in settlement discussions with TCA,  however an agreement has not been reached. If the case is not disposed, and proceeds, the Company intends to vigorously defend the matter.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of Preferred stock, par value $0.10 per share. The Articles of Incorporation provide that the Preferred stock may be issued from time to time in one or more series and gives the Board of Directors authority to establish the designations, preferences, limitations, restrictions, and relative rights of each series of Preferred Stock.

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

On October 8, 2013, pursuant to terms of the Series A Preferred Stock designation, 87,501 shares of Series A preferred were subject to an automatic conversion into 700,008 shares of the Company’s common stock.  On October 8, 2013, each holder of record of shares of Series A Preferred is deemed to be the holder of record of common stock issuable upon the conversion not withstanding that common share certificates have not been delivered to the holders.  As of March 31, 2014 and December 31, 2013, common shares have not yet been issued pursuant to the conversion.

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

In April 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of December 31, 2013, the Company received $342,500 toward the first investment tranche. In January, 2014, the company issued to the investor 10,275,000 common shares, and the investor advanced an additional $30,000 to the Company.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Surrender of Founder’s shares

In January 2013, a shareholder of the Company surrendered 4,500,000 shares of common stock to the Company’s treasury for no consideration.  The same shareholder surrendered an additional 26,013,736 shares in January 2014. These shares were surrendered to the Company in order to increase the Company’s number of authorized shares available for future issuances. In exchange, the Company agreed to issue Series D preferred stock or to reissue common shares to this shareholder upon the Company increasing the number of its authorized common shares. No shares of Series D preferred stock have been issued, as the Company does not have a sufficient number of Series D authorized shares available to fully exchange for the number of equivalent common shares forfeited. As a result, a liability has been recorded at March 31, 2014 to reflect the obligation for future issuance of shares.

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

Stock options

Under the 2009 Stock Option Plan (the “2009 Plan”), the Company may grant non-statutory and incentive options to employees, directors and consultants. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. The Company has reserved 650,000 shares for issuance under the 2009 Plan. As of March 31, 2014, stock options to purchase 650,000 shares of common stock are outstanding under the 2009 Plan.

In July 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the 2012 Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company. The Company has reserved 4,500,000 shares for issuance under the 2012 Plan. As of March 31, 2014, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The following is a summary of stock option activity for the quarter ended March 31, 2014:

Options	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,266,190	$0.06	$2.13	$-0-
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	-	-
Outstanding at March 31, 2014	2,266,190	$0.06	$2.13	-0-
Vested or expected to vest at March 31, 2014	1,500,000	0.08	2.70	-0-
Exercisable at March 31, 2014	1,500,000	$0.08	$2.70	-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2014.

No stock-based compensation was recognized during the year ended December 31, 2013.

The following table summarizes the activity and value of non-vested options as of and for the year ended March 31, 2014:

	Number of Options	Weighted Average grant date fair value
Non-vested options at January 1, 2014	766,190	$0.03
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at March 31, 2014	766,190	0.03

As of March 31, 2014, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants:

Summarized information about warrants outstanding and exercisable at March 31, 2014 is as follows:

Warrants	Shares	Weighted average exercise Price	Weighted Average Remaining contractual Life	Aggregate intrinsic value
Outstanding at January 1, 2014	3,324,764	$0.04	-	-
Issued for Services	-	$-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(3,064,764)	$0.03	-	-
Outstanding at March31, 2014	260,000	$0.11	$1.14	$0
Vested or expected to vest at March 31, 2014	260,000	$0.11	$1.14	$0
Exercisable at March 31, 2014	260,000	$0.11	$1.14	$0

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement. This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceeded certain thresholds in 2012 and 2013, respectively. On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and sales thresholds for 2013 were not met and accordingly no stock-based compensation has been recognized and warrants to purchase 3,064,764 shares of Company common stock were cancelled.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately. The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $0 and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the quarter ended March 31, 2014 and 2013, respectively.

In January, 2014, the Company issued 5,000,000 shares to an investor under a consulting arrangement. The shares were valued $.02 per shares, and the services were valued at $10,000, accordingly.

NOTE 8 – INCOME TAXES

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Net operating loss (“NOL”) carry forwards are the most significant component of the Company’s deferred tax assets; however, the ultimate realization of the deferred tax assets is dependent upon generation of future taxable income. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards would reduce our federal and state income tax liability incurred. Based on management’s assessment, a 100% valuation allowance is recorded at March 31, 2014 and December 31, 2013.

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate, expected to be applicable for the full fiscal year.  For the first quarters ended March 31, 2014 and 2013, the Company did not record any income tax benefit due to the recognition of a full valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

On May 14, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $29,000 (the "KBM note"). This Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 9, 2015. The Note is convertible into common stock, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the Company’s common stock during the 10 trading day period prior to conversion.

The KBM note is subject to prepayment penalties up to a 140% multiple of the principal, interest and other amounts owing, as defined. KBM has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering were $28,500, less financing costs of $500.

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

Background

The term the “Company” as used herein is intended to refer to the Hangover Joe’s Holding Corporation and its wholly owned subsidiary, Hangover Joe’s Inc. The Company has a limited operating history and there will be limited continuing impact regarding these operations, and the Company cannot provide any assurance it will be able to raise funds through a future issuance of equity or debt to carry out its business plan.

Plan of Operation

The Company sells an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is also an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark “Hangover Joe’s Get Up & Go” with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe’s Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the character names, costumes, artwork logos, and other elements depicted in the 2009 movie “The Hangover” during the term of the license agreement, which expired January 31, 2013.  The Company then negotiated an extension to this license agreement through January, 2016.

The Company sells its products primarily to convenience stores, liquor stores and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling its products in February 2011. HOJ is actively seeking to expand the distribution of its product, the Hangover Joe’s Recovery Shot, and an additional energy shot,
Larry the Cable Guy’s Git-R-Done energy shot was added to our product line during the quarter.

Results of Operations

The Company’s operations have been greatly curtailed for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 due to its lawsuit with TCA and sales has been limited to small orders from our website while we reorganize our finances.

Three Months Ended March 31, 2014 and March 31, 2013

For the three months ended March 31, 2013, we experienced a consolidated net loss of $436,000 compared to a consolidated net loss of $707,000 during the comparable period last year.  Net sales and gross profits decreased $164,000 or 99% and $61,000 or 99%, respectively from the comparable period last year.  These decreases were offset by a $321,000 decrease in general and administrative expenses from the comparable period last year.

Net Sales

During the three months ended March 31, 2014, the Company generated approximately $1,000 in net sales compared to $166,000 in net sales in the comparable period last year.  The $165,000 or 99% increase from the comparable period last year was primarily due to inability to ship orders to new distribution partners we had generated in the last two years due to the TCA lawsuit.  The Company is working vigorously to settle the lawsuit, raise capital and has targeted a list of major customers it intends to pursue or bring back, but there is no assurance we can accomplish all of part of these plans.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, decreased in the aggregate from $104,000 for the three months ended March 31, 2013 as compared to $83 for the same period this year.  As a percentage of sales, cost of sales decreased from 63% of sales for the quarter ended March 31, 2013 to 8% for the quarter ended March 31, 2014.  This decrease represented skewed amounts from selling inventory that had been written off to a nominal value.

Gross Profit

During the three months ended March 31, 2013, the Company realized a gross profit of $61,000 or 37% of net sales, for the quarter ended March 31, 2014, net sales were a $1,000, which consisted solely of internet sales.  Cost of goods sold of $83 represented royalty related costs, as the inventory sold consisted of remaining samples which has been fully allowed for in 2013.

Sales & Marketing Costs

Sales & marketing costs increased $4,000 or 2% to $188,000 for the three months ended March 31, 2013 as compared to $184,000 for the comparable period last year.  This increase was primarily due to increased royalties, offset by decreased sales salaries and consulting expense, trade shows, and graphic design costs in this area, as explained by the factors discussed above. We believe the $130,000 of minimum royalties incurred this quarter will eventually restore our sales level to prior years or higher, but we are still early in the product launch process and have several obstacles to overcome before we can confirm this belief.

General & Administrative Expenses

General and administrative expenses decreased $322,000 or 70% to $140,000 for the three months ended March 31, 2013 as compared to $462,000 for the same period last year.  The decrease was due to either intentionally curtailing or simply being unable to incur charges due to our financial condition.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the three months ended March 31, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2013, and the three months ended March 31, 2014 includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the three months ended March 31, 2014, we used proceeds from the borrowing of approximately $238,000 to fund our operations whereas during the comparable period in 2013, when we used borrowings from our credit facility, net of repayment of other obligations, of $227,000 to fund our operations.   Cash as of March 31, 2014 was $59,000 as compared to $3,000 at December 31, 2013.

Cash flows used in operating activities for the three months ended March 31, 2013 was $182,000 as compared to $211,000 for the comparable period last year. This increase in cash used in operations was primarily due to the financial issues discussed above.

Cash flows provided by investing activities were zero for both the three months ended March 31, 2013 and the three months ended March 31, 2014.

Cash flow provided by financing activities for the three months ended March 31, 2013 was $238,000 compared to cash used of $19,000 for the comparable period last year. This was due to the above referenced net borrowings under the credit facility in 2013 discussed above offset by amounts paid off on other inventory credit arrangement.

Capital Resources

As of March 31, 2014, we had cash and cash on hand of $59,000 and a working capital deficit of $2,615,000 as compared to cash and cash on hand of $3,000 and working capital deficit of $2,638,000 as of December 31, 2013. The improvement in our liquidity and working capital were primarily the result of a settlement of stock subscriptions by issuing shares to an investor in the quarter ended March 31, 2014.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from borrowings and from the sale of common stock through private placements to fund its operations.  During the three months ended March 31, 2014, the Company received gross proceeds of $238,000 under its various borrowings.   We anticipate that we will need to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the three months ended March 31, 2014, from those contained in the Company’s 2013 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting Company, we are not required to include disclosure under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form10-k for the year ended December 31, 2013, that our disclosure controls and procedures were not effective as of March 31, 2014.Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time the Company may be involved in various litigation matters, which arise in the ordinary course of business.  Except as previously disclosed, there is no litigation that management believes will have a material impact in the financial position of the Company.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered equity securities that occurred during the period covered by this report have been previously disclosed in our current report on Form10-K filed on April 21, 2014. No commissions or other remuneration were paid on any transaction. All shares were issued pursuant to the exemption under Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 3.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

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

3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
4.1	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated January 14, 2014. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.2	Convertible Promissory Note issued to Asher Enterprises, Inc. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.3	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated March 13, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.4	Convertible Promissory Note issued to Asher Enterprises, Inc. dated March 13, 2014 Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.5	12% Convertible Note issued to JSJ Investments Inc dated March 20, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.6	Securities Purchase Agreement by and among the Company and Adar Bays LLC dated March 24, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.7	8% Convertible Redeemable Note issued to Adar Bays LLC. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.8	Securities Purchase Agreement by and among the Company and LG Capital Funding, LLC dated March 19, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.9	8% Convertible Redeemable Note issued to LG Capital Funding, LLC. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.10	Convertible Promissory Note issued to KBM Worldwide, Inc. dated May 9, 2014. Filed Herewith.
4.11	Securities Purchase Agreement with KBM Worldwide, Inc. dated May 9, 2014. Filed Herewith.
10.1	Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender effective January 10, 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013.
10.2	First Amendment to Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender dated February , 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013
10.3	Promissory note with JMJ Financial dated June 18, 2013, Incorporated by reference from Form 10-Q for the quarter ended June 30, 2013 and filed on August 19, 2013.
10.4	License Agreement between the Company and Warner Brothers Japan dated December 16, 2013. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.5	Employment agreement between company and Michael Jaynes, Chairman. Incorporated by reference from Form 8-K filed on January 21, 2014.
10.6	Employment agreement between company and Matthew Veal, CFO and CEO. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.7	Employment agreement between company and Shawn Adamson, Chief Sales and Marketing Officer. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive and Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive and Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: May 20, 2014	By:	/s/ Matthew Veal
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)