Form 10-Q
period 2014-06-30
Hangover Joe's Holding Corp
filed 2014-08-19
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-52533

HANGOVER JOE'S HOLDING CORPORATION
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

There were 166,542,006 shares of the registrant's $0.001 par value common stock outstanding as of August 14, 2014.

HANGOVER JOE'S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,674	$2,882
Accounts receivable, net	4,085	-
Deposits	39,984	-
Total current assets	61,743	2,882

PROPERTY AND EQUIPMENT, NET	1,342	2,149

TOTAL ASSETS	$63,085	$5,031

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$996,308	$972,139
Accrued expenses	640,683	528,627
Revolving credit facility	416,436	416,436
Stock subscription deposit	30,000	342,500
Mandatorily redeemable Series B preferred stock	67,500	67,500
Notes payable - net of discounts of $138,036 in 2014 and $33,740 in 2013	352,852	130,149
Notes payable and other - related party	216,623	180,440

TOTAL LIABILITIES (ALL CURRENT)	2,720,402	2,637,791

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; 425,000 authorized shares, none
issued and outstanding	-	-
Series C; 500,000 authorized shares, none
issued and outstanding	-	-
Series D; 200,000 authorized shares, none
issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 authorized shares,
148,276,502 (2014) and 122,591,301 (2013) shares issued and outstanding,		-
respectively	148,277	122,592
Common stock to be issued	315,078	315,078
Additional paid-in capital	2,570,572	1,582,104
Accumulated deficit	(5,691,244)	(4,652,534)
Total deficit	(2,657,317)	(2,632,760)

TOTAL LIABILITIES AND DEFICIT	$63,085	$5,031

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014	2013
NET SALES		$625	$152,131	$1,667	$317,975
COST OF GOODS SOLD		173	125,835	256	248,939
GROSS PROFIT		452	26,296	1,411	69,036

OPERATING EXPENSES
Selling and marketing		78,531	242,578	266,384	426,913
General and administrative		466,484	252,859	606,523	695,643
Total operating expenses		545,015	495,437	872,907	1,122,556

LOSS FROM OPERATIONS		(544,563)	(469,141)	(871,496)	(1,053,520)

OTHER EXPENSE
Interest expense		(44,440)	(115,715)	(167,214)	(238,489)

NET LOSS		$(589,003)	$(584,856)	$(1,038,710)	$(1,292,009)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	*	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding		120,692,891	120,942,682	121,266,222	120,942,682

* Less than ($0.01) per share

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	to be Issued	Capital	Deficit	Total

Balances, January 1, 2014	122,591,301	$122,592	$315,078	$1,582,104	$(4,652,534)	$(2,632,760)
Common shares returned by founder	(26,013,736)	(26,014)	-	-	-	(26,014)
Common shares reissued to founder	26,013,736	26,014	-	-	-	26,014
Common shares issued for stock subscription	10,275,000	10,275	-	332,225	-	342,500
Common shares issued for conversion of
note payable	6,000,000	6,000	-	41,000	-	47,000
Common shares issued for
consulting services	4,910,201	4,910	-	181,498	-	186,408
Beneficial conversion feature	-	-	-	143,245	-	143,245
Common shares issued for accrued expenses	4,500,000	4,500		190,500		195,000
Warrants issued for services				100,000		100,000
Net loss	-	-	-	-	(1,038,710)	(1,038,710)

Balances, June 30, 2014	148,276,502	$148,277	$315,078	$2,570,572	$(5,691,244)	$(2,657,317)

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,038,710)	$(1,292,009)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid consulting paid for in stock	-	278,618
Amortization of debt issuance costs	79,629	213,338
Warrant issued for services	100,000	11,574
Settlement costs to dissenting shareholder	-	5,500
Depreciation expense	807	533
Stock-based compensation	186,408	-
Changes in operating assets and liabilities:
Accounts receivable	(4,085)	(44,858)
Deposits and prepaid expenses	(39,984)	(10,537)
Inventory	-	(32,538)
Accounts payable	24,169	262,584
Accrued expenses and other current liabilities	307,056	97,096
Net cash used in operating activities	(384,710)	(510,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment made to dissenting shareholder	-	(20,000)
Borrowings under revolving credit facility	-	481,263
Payments under revolving credit facility	-	(73,287)
Cash paid for debt issuance costs	-	(71,337)
Net payments under inventory financing payable		(97,611)
Redemption of Series B Preferred Stock	-	(22,500)
Deposit on stock subscription	30,000	272,500
Advances received from related party	29,000	-
Borrowings under convertible note payable	340,502	100,000
Net cash provided by financing activities	399,502	569,028

Net increase in cash	14,792	58,329
Cash, beginning of period	2,882	8,779
Cash, end of period	$17,674	$67,108

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$23,445

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements of Hangover Joe's Holding Corporation and its subsidiary Hangover Joe's, Inc.  (collectively referred to as, the "Company", "we", or "our") have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2014, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the periods ended June 30, 2014 are not necessarily an indication of operating results for the full year.

Description of Business

The Company is in the business of selling two-ounce beverage shots, typically to retailers who place them near the cash registers in convenience stores and other retail outlets.  Historically the Company's sole product was an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers. In 2014, we added an all-natural caffeine and sugar free energy shot licensed through Larry the Cable Guy's Git-R-Done Productions marketed as the Git-R-Done Energy Shot.  The Company has sold its products primarily to convenience stores, liquor stores, and grocery stores through distribution agreements, as well as through online internet sales.

Going Concern and Management's plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $589,000 for the quarter ended June 30, 2014, and a working capital deficiency and accumulated deficit of approximately $2,659,000 and $5,691,000, respectively, at June 30, 2014 ($1,039,000 for the six months ended June 30, 2014). The Company has a limited operating history and has not generated any significant sales since the end of the second quarter of 2013, and it has relied primarily on debt financing and private placements of its common stock to fund its operations. Due to a lack of liquidity, the Company has had difficulty in paying its obligations and defaulted on its revolving credit facility (Note 3), and although the Company settled this default, the Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity to carry out its business plan and/or meet its remaining obligations under the settlement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management has pursued and intends to continue to pursue debt and/or equity financing arrangements with potential investors in order to obtain sufficient working capital necessary to carry out its business plan (Notes 3 and 9).  The Company has also taken steps to minimize costs, and has continued to explore various business opportunities.

The Company has raised approximately $521,000 in 2014 promissory notes through August 14, 2014, that are convertible into common stock at a discount of an average of approximately 50% or more. These notes depend on the willingness of investors in the public markets to buy stock both now and in the future. Those investors ultimately look to the success of our products in the market place, including our new product (see Notes 2 and 6). We remain optimistic that we can and will develop a successful and profitable market for our product, and although initial distribution and test data are promising, we believe it is premature to offer an assessment as to how well we will perform in future periods.

The Company is also pursuing additional opportunities, but there can be no assurance that any existing or contemplated plans will materialize, and fulfilling any such existing or contemplated contracts will require significant marketing support and additional capital, of which there can be no assurance the Company will be able to raise funds sufficient to continue with the Company's business plan.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Hangover Joe's Holding Corporation and its 100%-owned subsidiary, Hangover Joe's, Inc. All intercompany accounts, transactions, and profits are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles  require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates are used in accounting for certain items such as the allowance for doubtful accounts, revenue recognition, and stock-based compensation. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. ("WBCP") that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover. This license, as amended, expires January 31, 2016. In January 2014, the Company entered into an initial two-year license agreement with Git-R-Done Productions, Inc. (the "Larry the Cable Guy" license), which  allows the Company the rights to the use of certain artwork, logos and other elements used by the comedian known as "Larry the Cable Guy". The terms of the WBCP and Larry the Cable Guy licenses provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties (Note 6). Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as an asset in the balance sheet. The asset is amortized to expense as revenues from related products are sold. If management determines that all or any part of the minimum guaranteed amounts appear unlikely to be recovered through future product sales, the non-recoverable portion is charged to the period in which such determination is made. For the three and six months ended June 30, 2014 minimum guaranteed amounts have been expensed.

Revenue Recognition

The Company sells its product primarily through third-party distributors. The Company is not guaranteed any minimum level of sales or transactions. The Company also offers its products for sale through its website at www.hangoverjoes.com. All sales in the quarter and year to date of 2014 were through the website.

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery to third party distributors and consumers via the Company's website has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. Delivery is not considered to have occurred until the title and the risk of loss passes to the customer according to the terms of the contract between the Company and the customer. For sales to distributors, revenue is usually recognized at the time of delivery. The Company defers revenues on products sold to distributors for which there is a lack of credit history or if the distribution may be in a new market in which the Company has no prior experience. The Company defers revenue in these situations until cash is received. For sales through the Company's website, revenue is recognized at time of shipment.

Management evaluates the terms of its sales in consideration of the criteria outlined in Principal Agent Consideration with regards to its determination of gross versus net reporting of revenue for transactions with customers. The Company sells, through its website, Hangover Joe's Recovery Shots. In these transactions, management has determined that the Company (i) acts as principal; (ii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns; and (iii) has latitude in establishing price with the customer. For these transactions, the Company recognizes revenue on a gross basis.

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, co-packing fees, and in-bound freight charges. Raw material costs account for the largest portion of the cost of goods sold. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses. Cost of goods sold for the three and six month periods ended June 30, 2014 consisted solely of royalty-related expense, as the inventory sold during the periods represented remaining product held for samples, which had been fully allowed for in 2013.  Deposits at June 30, 2014 primarily represent advances made to a vendor for inventory purchases.

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company's operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipt up to net 45 days.

Three customers comprise 100% of trade accounts receivable at June 30, 2014; each of these individual customer balances represent approximately 33% of the net trade accounts receivable. The Company had fully allowed for its accounts receivable at December 31, 2013.

No single customer accounted for more than 10%  or more of the net sales for the three and six month periods ended June 30, 2014.  No single customer accounted for 10% or more of net sales for the six months ended June 30, 2013.  Four customers accounted for 59% of net sales for the three months ended June 30, 2013; these individual customer sales represent approximately 18%, 18%, 12%, and 11% of sales.

Ongoing credit evaluations of customers' financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company's best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of June 30, 2014, the allowance for doubtful accounts was approximately $4,800, and at December 31, 2013, the allowance for doubtful accounts was approximately $147,000.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, common shares underlying convertible preferred stock and convertible notes payable in the aggregate of 24,101,518 and 21,493,845 shares as of June 30, 2014 and 2013 , respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

We have considered other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – DEBT

Revolving Credit Facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund, LP ("TCA") for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 based upon accounts receivable and projected sales and was to be used only as permitted under the specified use of proceeds for working capital purposes. The initial line of credit had a six month term from the date of closing with a six month renewal option. The lending arrangement is secured by all of the assets of the Company. As a partial guaranty under the TCA lending arrangement, the Company's CEO personally guaranteed certain representations made by the Company to TCA. At closing, the Company was advanced $425,000 less fees and closing costs.

In connection with the agreement above, TCA charged an investment banking fee consisting of 125,000 shares of newly authorized Series B Preferred Shares of the Company equating to an aggregate of $125,000 in the Company's capital stock. The shares are mandatorily redeemable and were scheduled to be repaid in 2013. Also in connection with the TCA agreement, the Company issued 194,954 shares of common stock to a consulting firm as consideration for a finder's fee for this transaction.

As of June 30, 2014, the Company was in default under its agreement with TCA (Note 6), but ultimately has settled the obligation including all amounts under the Series B Preferred Stock, as more fully described in Note 9.

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the "Series B Preferred Stock"). In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock to TCA. The Series B Preferred Stock ranks pari passu to the Company's common stock. The holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders' meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the "Liquidation Preference," which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts, and due in full by virtue of the TCA default discussed above. In 2013, $57,500 was paid on the mandatorily redeemable Series B preferred stock, and the remaining balance of $67,500 is presented as a current liability in the accompanying June 30, 2014 and December 31, 2013 balance sheets. The remaining balance was settled on August 12, 2014, as more fully described in Note 9.

Convertible Promissory Notes

Convertible promissory notes at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
JMJ Financial [A]	$91,888	$138,889

JSJ Investments Inc [B]	125,000	25,000

Asher Enterprises, Inc. [C]	109,500	-

LG Capital Funding, LLC [D]	26,500	-

Adar Bays, LLC [E]	26,500	-

KBM Worldwide, Inc. [F]	61,500	-

Black Mountain Equities, Inc. [G]	50,000	-

	490,888	163,889

Less debt discounts	(138,036)	(33,740)

Convertible notes payable	$352,852	$130,149

[A]  JMJ Note

In June 2013, the Company closed on a 12%, 12-month convertible promissory note with JMJ Financial ("JMJ") (the "JMJ Note"). The face amount of the JMJ Note reflects a principal sum of $500,000, with total borrowings that may be available of $450,000 (which is net of a 10% original issue discount). Upon closing of the JMJ Note, the Company received $100,000 from JMJ. In September 2013, the Company received an additional $25,000 from JMJ.

JMJ has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price is the lesser of $0.05 or 70% of the average of the three lowest closing prices in the 25 trading days previous to the conversion.

The Note is subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal amount under the JMJ Note, together with accrued and unpaid interest, and all other amounts payable under the JMJ Note, to become, at JMJ's election, immediately due and payable to JMJ.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $32,000 was recorded as a discount to the note and has been amortized over the term of the loan. The unamortized debt discount recorded at June 30, 2014 and December 31, 2013 was $-0- and $14,800, respectively. The JMJ note has an effective interest rate of approximately 34%.  During the six months ended June 30, 2014, JMJ exercised its option to convert approximately $47,000 of the obligation into 6,000,000 common shares of the Company.

[B] JSJ Notes

In December 2013, the Company received $25,000 from JSJ Investments Inc. ("JSJ") in exchange for a $25,000 convertible note (the "JSJ Note 1"). This note bears interest at 12% per annum and matured on May 19, 2014. On or after the maturity date, any unpaid amounts and accrued interest are convertible by the holder, at the holder's discretion, into shares of the Company's common stock. The conversion price is at 50% discount of the average of the three lowest closing prices on the previous ten days, with a maximum conversion price equal to the price if determined on the note execution date.

In March 2014, the Company entered into a second convertible note with JSJ (the "JSJ Note 2") in exchange for $50,000. This note also bears interest at 12% per annum and matures in September 2014, with conversion terms similar to the December 2013 note.

In May 2014, in consideration of $50,000 (the "Principal"), the Company issued a 12% Convertible Note (the "JSJ Note 3") to JSJ. The Note bears interest at the rate of 12% per annum and the maturity date is November 21, 2014, but JSJ may require that the Note be repaid on demand.  The JSJ Note 3 has a redemption premium of 150% of the Principal (the "Repayment Amount"), which such Repayment Amount may be paid by the Company only upon approval and acceptance of JSJ.  The Note is convertible into common stock, at JSJ's option, at a 50% discount to the average of the three lowest trades of the common stock during the 20 trading day period prior to conversion.

The JSJ notes are subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal and interest to become immediately due and payable to JSJ.

The Company determined a beneficial conversion feature existed at the commitment date for all three notes. A beneficial conversion feature of approximately $10,000 was recorded as a discount to the first note, a beneficial conversion feature of $22,500 was recorded as a discount to the second note, and a beneficial conversion feature of $25,000 was recorded as a discount to the third note, and these related discounts are being amortized over the terms of the loans. The unamortized debt discount recorded at June 30, 2014 and December 31, 2013 was $34,914 and $12,500, respectively. The JSJ notes have effective interest rates of approximately 55%, 51% and 56%, respectively.

[C] Asher Notes

On January 14, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $58,000 (the "Asher Note 1").  The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on October 9, 2014. The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the Company's common stock during the 10 trading day period prior to conversion.

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

On March 17, 2014, the Company entered into a second Securities Purchase Agreement with Asher, for the sale of an 8% convertible note in the principal amount of $22,500 (the "Asher Note 2"). The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on December 9, 2014. The Note is convertible into common stock, at Asher's option, at a 45% discount to the average of the three lowest closing bid prices of the Company's common stock during the 10 trading day period prior to conversion.

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

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $26,000 was recorded as a discount to the first note and a beneficial conversion feature of $10,000 was recorded as a discount to the second note and the related discounts are being amortized over the terms of the loans. The unamortized debt discount recorded at June 30, 2014 for both notes totaled approximately $12,000. The Asher notes have an effective interest rate of approximately 51%.

[D] LG Note

On March 19, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible redeemable note in the principal amount of $26,500 (the "LG Note").

The LG Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 19, 2015.  The LG Note is convertible into common stock, at LG's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  The LG Note is subject to prepayment penalties up to a 150% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the LG Note, the Company has no right of prepayment.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,000 was recorded as a discount to the note and has been amortized over the term of the loan. The unamortized debt discount recorded at June 30, 2014 was approximately $9,000. The LG note has an effective interest rate of approximately 53%.

[E] Adar Bays LLC Note

On March 24, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays LLC ("Adar Bays"), for the sale of two convertible notes in the aggregate principal amount of $51,500 (with the first note for an amount of $26,500 and the second note for an amount of $25,000). The Company received proceeds of $25,000 (net of financing costs) in exchange for an 8% convertible promissory note due on March 24, 2015.  This note is convertible into common stock, at the holder's option, at any time after 180 days at a 55% discount to the lowest closing bid price of the Company's common stock during the 20 day trading period prior to conversion, as defined.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,000 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at June 30, 2014 was approximately $4,000. The LG note has an effective interest rate of approximately 53%.

[F]  KBM Worldwide, Inc. Notes

On May 14, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $29,000 (the "KBM Note 1"). This Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on February 13, 2015. The Note is convertible into common stock, at KBM's option, at a 45% discount to the average of the three lowest closing bid prices of the Company's common stock during the 10 trading day period prior to conversion.

The KBM Note 1 is subject to prepayment penalties up to a 140% multiple of the principal, interest and other amounts owing, as defined. KBM has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering were $28,500, less financing costs of $500.

On May 29, 2014, the Company entered into a Securities Purchase Agreement with KBM for the sale of an 8% convertible note in the principal amount of $32,500 (the "KBM Note 2").  The financing closed on May 29, 2014.

The KBM Note 2 bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 2, 2015.  The KBM Note 2 is convertible into common stock, at KBM's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the KBM Note, the Company has no right of prepayment.

KBM has agreed to restrict its ability to convert the KBM Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering was $32,500, less attorney's fees.

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $13,800 was recorded as a discount to the first note and a beneficial conversion feature of $15,500 was recorded as a discount to the second note and both are being amortized over the term of the loans. The unamortized debt discount recorded at June 30, 2014 for both notes totaled approximately $25,500. The KBM notes have an effective interest rate of approximately 54%.

[G] Black Mountain Equities, Inc. Note

On June 4, 2014, in consideration of $225,000 (the "Consideration"), the Company issued a Convertible Note (the "BLE Note") in the original principal amount of $250,000 (the "Original Principal Amount") to Black Mountain Equities, Inc. ("BLE"). As of June 30, 2014, the Company  has drawn approximately $50,000 on this note.  The Original Principal Amount carries an original issue discount of $25,000.  The BLE Note bears a one-time interest charge of 12% which was applied to the Original Principal Amount upon issuance of the BLE Note.  The maturity date is one year from each payment of Consideration.  At any time within the 90 day period immediately following the issuance of the BLE Note, the Company may prepay the remaining outstanding balance of the BLE Note upon providing BLE with 10 business days notice, provided that (i) the Company pays BLE 150% of the remaining outstanding balance of the BLE Note, (ii) such amount is paid in cash on the next day following the 10 business day notice period, and (iii) BLE may still convert the BLE Note until such prepayment amount is paid in full.  The shares issuable upon conversion of the BLE Note carry piggy-back registration rights.

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $25,200 was recorded as a discount to the note which is being amortized over the term of the loan. The unamortized debt discount recorded at June 30, 2014 for the note totaled approximately $23,900. The note has an effective interest rate of approximately 74%.

Subsequent to June 30, 2014 the following debt discussed above was converted into shares of the Company's common stock:

JSJ Conversions

In July 2014, JSJ converted the $25,000 promissory note dated December, 2013 (including $1,000 of interest) for 4,230,652 shares.

JMJ Conversions

In July 2014, JMJ converted $18,478 of its promissory note dated June, 2013 for 2,500,000 shares, and in August 2014, JMJ converted $16,500 of its promissory note dated June, 2013 for 1,500,000 shares.

Asher Conversions

In July and August 2014, Asher converted $87,500 of its promissory note (and $2,320 of interest)  for 5,629,809 shares.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2014 and December 31, 2013 consist of the following:
	June 30,	December 31,
	2014	2013
Accrued expenses	$17,074	$58,941
Deferred salaries	337,057	208,714
Accrued consulting costs – to be paid for in common stock	30,566	165,166
Minimum guaranteed royalty obligation	150,405	75,000
Accrued interest	105,581	20,806
	$640,683	$528,627

Investor Relations Agreement

In February 2013, the Company entered into an investor relations agreement with a firm which required the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company's common stock per month and warrants to purchase 100,000 shares of the Company's common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly. Total compensation expense under this agreement for the year ended 2013 was $37,000 (none for the six months ended June 30, 2014). As the shares of common stock issuable under this agreement have not been issued as of December 31, 2013 or June 30, 2014, the Company has recorded a liability (included within accrued expenses) of $37,000 on the consolidated balance sheet until such shares are issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

Promissory Note Payable, Related Party

The Chairman of the Company's board of directors has advanced funds to the Company from time to time for working capital. As of June 30, 2014 and December 31, 2013, amounts payable to this individual were $89,422. These advances were previously non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note, and this individual advanced an additional $27,000 to the Company in January, 2014. Interest at the rate of 5.5% per annum is compounded and charged annually. Principal payments in the amount of $14,966 and accrued interest were to be paid in six installments, with the first payment due on June 15, 2013. No payments have been made through June 30, 2014. Interest expense on this note as of and for the six months ended June 30, 2014 and 2013 was approximately $2,500 and $1,600, respectively.

Strategic Consulting Agreement, Related Party

In November 2012, the Company entered into a consulting agreement with The Bricktown Group ("Bricktown") to provide beverage management and strategic advisory consulting services to the Company. The managing partner of Bricktown was appointed as the Company's Chief Operating Officer (COO) in March 2013, and served as the Company's COO until August 6, 2013. This consulting agreement had an initial term of six months and was automatically extended through November 2013. The agreement required the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity. The Company was to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares were issuable upon request after January 4, 2013 and 1,500,000 shares were issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

Based upon the terms of the agreement, the Company determined that the measurement date for the initial 1,500,000 shares to be issued under the agreement is the contract date and calculated a fair value of $225,000 based upon the closing market price on this date. Accordingly, the Company recorded an accrued consulting cost liability of $225,000 on the consolidated balance sheet as of December 31, 2012 until such shares are issued. The stock-based compensation associated with the initial shares of $225,000 was recorded as prepaid consulting costs and was amortized over the initial three months of this agreement. For the year ended December 31, 2013, the Company recognized consulting expense of $278,616 related to this agreement. The measurement date for the second tranche of 1,500,000 shares was March 1, 2013. The fair value of these shares of $135,000 was determined based upon the closing market price of the Company's common stock on this date and was amortized over the remaining term of the contract. On January 10, 2013, the Company issued the initial 1,500,000 shares of its common stock to Bricktown. The second tranche of shares was issued as of June 30, 2014.

As of June 30, 2014, the Company has an additional amount of approximately $55,100 to Bricktown in notes payable and other-related party.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

WBCP License Agreement

The Company has a license with WBCP that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover. This license provides for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license.

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

Larry the Cable Guy License Agreement

The Company has a license with Git-R-Done Productions, Inc. ("Larry the Cable guy") that allows the Company the use of the costumes, artwork, logos and other elements used by the Comedian known as Larry the Cable Guy in various performances. This license has an initial term through March 1, 2016, and provides for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license. The terms of the license agreement provided that the Company was to fully launch its product line by March 1, 2014 which was informally extended through July, 2014, when the Company was able to deliver product into stores in Texas.  Pursuant to the agreement, $30,000 of Guaranteed Consideration was paid in January 2014, with a payment of $20,000 due on September 30, 2014, and $50,000 due on December 31, 2014.

The Company accrued the remaining guaranteed minimum royalty payments of $70,000 which is included in accrued expenses at June 30, 2014.  Management evaluated the recoverability of prepaid guaranteed minimum royalty payments and determined that recoverability over the contract term was not likely, and expensed the full amount in selling and marketing expense as of June 30, 2014.

Royalty and Commission Agreements - Related Parties

The Company has a representative agreement with an individual who became a member of the Company's board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the periods ended June 30, 2014 and 2013 totaled approximately $60 and $61,000, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions.  As of June 30, 2014 and December 31, 2013, the Company has approximately $30,900 and $34,900, respectively, accrued in notes payable and other-related parties related to this agreement.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $23 and $3,600 for the periods ended June 30, 2014 and 2013, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of June 30, 2014 and December 31, 2103, accounts payable under this agreement was approximately $11,700 and $12,700, respectively.

Litigation

On December 13, 2013, TCA filed suit against the Company and one of the Company's officers asserting that the Company breached the credit agreement. TCA is seeking approximately $513,000. The Company has been engaged in settlement discussions with TCA, and an agreement was reached on August 12, 2014 (see Note 9).

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

On April 25, 2014, in the Court of Common Pleas for the State of South Carolina, Get Joe's, LLC, Christopher Rice and Richard Ridgeway filed a lawsuit against certain Hangover Joe's entities and officers. The case alleges various state and federal law claims based on the purported failure to provide exclusive distribution rights, seeking damages no more than $74,999. After removing the lawsuit to federal court, the Company filed a motion to compel arbitration and is awaiting a ruling. As to the merits of the case, the Company denies any wrongdoing whatsoever and is vigorously defending the matter.

NOTE 7 – STOCKHOLDERS' DEFICIT

Common stock

During the quarter ended June 30, 2014, the Company increased its authorized common shares from 150 million to 500 million.

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

Series A Preferred Stock

Of the 10,000,000 shares of the Company's authorized Preferred Stock, ($0.10 par value per share), 425,000 shares are designated as Series A Convertible Preferred Stock (the "Series A Preferred"). The holders of outstanding shares of Series A Preferred were entitled to notice of any shareholders' meeting and to vote as a single class with the common stock upon any matter submitted for approval by the holders of common stock, on an as-converted basis, as defined. Each share of Series A Preferred had eight votes per share. If any dividend or distribution was declared or paid by the Company on common stock, whether payable in cash, property, securities or rights to acquire securities, the holders of the Series A Preferred were entitled to participate with the holders of common stock in such dividend or distribution, as defined.

Additionally, upon liquidation, dissolution or winding up on the Company, the Series A Preferred shareholders were entitled to be paid together with the common shareholders on a pro-rata basis. The Series A Preferred holders had the right to convert such shares of Series A Preferred in whole or in part, at any time, or from time-to-time upon written notice to the Company subject to the terms set forth below. The Series A Preferred may, or shall, be converted into shares of the Company's authorized but unissued common stock on the following bases: (i) At the option of the holder, at any time before the "Financial Milestone" is met each share of Series A Preferred shall be convertible into eight shares of the Company's common stock. (ii) Upon the "Financial Milestone" being met, each share of Series A Preferred shall automatically be converted into 28.8 shares of the Company's common stock. (iii) If the "Financial Milestone" has not been met by October 8, 2013, each share of Series A Preferred then outstanding shall automatically be converted into eight shares of the Corporation's Common Stock.

On October 8, 2013, pursuant to terms of the Series A Preferred Stock designation, 87,501 shares of Series A preferred were subject to an automatic conversion into 700,008 shares of the Company's common stock.  On October 8, 2013, each holder of record of shares of Series A Preferred is deemed to be the holder of record of common stock issuable upon the conversion not withstanding that common share certificates have not been delivered to the holders.  As of June 30, 2014 and December 31, 2013, common shares have not yet been issued pursuant to the conversion.

Series C Preferred Stock

In April 2013, the Board of Directors approved the authorization of 5,000,000 shares of Series C Preferred Stock (the "Series C Preferred Stock"). The Series C Preferred shares have voting rights equal to three votes per share and contain an automatic conversion into 15,000,000 common shares immediately upon the Company obtaining shareholder approval of, and filing with the Colorado Secretary of State, an increase in authorized common stock to at least 200,000,000 shares, which was effected in June, 2014.

In April 2013, the Company executed a term sheet with an accredited investor ("Investor") for a proposed investment of $1,000,000 in the Company in exchange for 15,000,000 shares of common stock, 5,000,000 shares of Series C Preferred Stock, and warrants to acquire 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 is to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock and warrants to acquire 250,000 common shares described above. As of December 31, 2013, the Company received $342,500 toward the first investment tranche. In January, 2014, the company issued to the investor 10,275,000 common shares, and the investor advanced an additional $30,000 to the Company.

The common shares and underlying common shares attributable to the Series C Preferred Stock and warrants will have piggyback registration rights that will be triggered if the Company files a registration statement with the Securities and Exchange Commission for the resale of other securities. The warrants may be redeemed by the Company if certain conditions are met, including that the shares underlying the warrants have been registered and the common stock trades at or above $0.20 per share for 20 trading days. The Investor will be entitled to one seat on the Company's Board of Directors, and certain other development and distribution rights, as defined.

Surrender and reissuance of Founder's shares

In January 2013, a shareholder of the Company surrendered 4,500,000 shares of common stock to the Company's treasury for no consideration.  The same shareholder surrendered an additional 26,013,736 shares in January 2014. These shares were surrendered to the Company in order to increase the Company's number of authorized shares available for future issuances. On June 30, 2014 the Company reissued substantially all of these shares after increasing the Company's authorized common shares to 500,000,000.

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

In February 15, 2013, the Company entered into a settlement agreement with the dissenting HOJ shareholder. Under the terms of the settlement agreement, the Company agreed to pay $5,000 cash at closing and $15,000 plus accrued interest at 5% within 90 days. The Company also issued 50,000 shares of the Company's common stock. The fair value of the common stock at the date of settlement was $5,500.

Stock options

Under the 2009 Stock Option Plan (the "2009 Plan"), the Company may grant non-statutory and incentive options to employees, directors and consultants. The exercise prices of the options granted are determined by the Plan Committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted have terms that do not exceed five years. The Company has reserved 650,000 shares for issuance under the 2009 Plan.

In July 2012, the Company's shareholders approved the 2012 Stock Option Plan (the "2012 Plan"). Under the 2012 Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company. The Company has reserved 4,500,000 shares for issuance under the 2012 Plan. As of June 30, 2014, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

NOTE 7 – STOCKHOLDERS' DEFICIT (CONTINUED)

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

The following is a summary of stock option activity for the quarter ended June 30, 2014:

Options	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,266,190	$0.06	$1.88	$-0-
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	-	-
Outstanding at June 30, 2014	2,266,190	$0.06	$1.88	-0-
Vested or expected to vest at June 30, 2014	1,500,000	0.08	2.45	-0-
Exercisable at June 30, 2014	1,500,000	$0.08	$2.45	-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company's common stock on June 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2014.

No stock-based compensation was recognized during the year ended December 31, 2013.

The following table summarizes the activity and value of non-vested options as of and for the year ended June 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2014	766,190	$0.03
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at June 30, 2014	766,190	0.03

NOTE 7 – STOCKHOLDERS' DEFICIT (CONTINUED)

As of June 30, 2014, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

Warrants:

Summarized information about warrants outstanding and exercisable at June 30, 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,324,764	$0.04	-
Issued for Services	5,000,000	$0.02	15.0
Exercised	-	-	-
Forfeited/Cancelled	(3,064,764)	$0.03	-	-
Outstanding at June 30, 2014	5, 260,000	$0.02	$14.0	$133,500
Vested or expected to vest at June 30, 2014	5,260,000	$0.02	$14.0	$133,500
Exercisable at June 30, 2014	5.260,000	$0.02	$14.0	$133,500

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement. This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company's sales exceeded certain thresholds in 2012 and 2013, respectively. On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. Management has evaluated the performance criteria and sales thresholds for 2013 were not met and accordingly no stock-based compensation has been recognized and warrants to purchase 3,064,764 shares of Company common stock were cancelled.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately. The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $0 and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the quarter ended June 30, 2014 and 2013, respectively.

In January, 2014, the Company issued a warrant for 5,000,000 shares to former officer under a consulting arrangement. The warrants were valued $.02 per shares, and the services were valued at $100,000, accordingly.

NOTE 8 – INCOME TAXES

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Net operating loss ("NOL") carry forwards are the most significant component of the Company's deferred tax assets; however, the ultimate realization of the deferred tax assets is dependent upon generation of future taxable income. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards would reduce our federal and state income tax liability incurred. Based on management's assessment, a 100% valuation allowance is recorded at June 30, 2014 and December 31, 2013.

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate, expected to be applicable for the full fiscal year.  For the first quarters ended June 30, 2014 and 2013, the Company did not record any income tax benefit due to the recognition of a full valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

KBM Worldwide, Inc.

On July 27, 2014 Hangover Joe's Holding Corporation (the "Company") entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "KBM Note").  The financing closed on August 19, 2014.

The KBM Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 28, 2015.  The KBM Note is convertible into common stock, at KBM's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the KBM Note, the Company has no right of prepayment.

KBM has agreed to restrict its ability to convert the KBM Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering was $27,500, less attorney's fees.

LG Capital Funding LLC

 On July 3, 2014, Hangover Joe's Holding Corporation (the "Company") entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG") for the sale of two 8% convertible redeemable notes each in the principal amount of $52,500 (the "LG Notes") in consideration of $52,500 and the delivery by LG of a Collateralized Secured Promissory Note Back End Note payable to the Company in the principal amount of $52,500 (the "LG Back End Note").  The financing closed on July 10, 2014.

The LG Notes bear interest at the rate of 8% per annum.  All interest and principal must be repaid on July 3, 2015.  The LG Note are convertible into common stock, at LG's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the LG Notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the LG Notes, the Company has no right of prepayment.  The LG Note issued in consideration of the LG Back End Note may only be converted by LG in the event the LG Back End Note is paid in full.

As of the date of the LG Notes, the Company is obligated on the LG Notes issued to LG in connection with the offering. The LG Notes are debt obligations arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

Auctus Private Equity Fund, LLC

On July 24, 2014, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund LLC ("Auctus"), for the sale of an 8% convertible redeemable note in the principal amount of $61,500 (the "Auctus Note").

The Auctus Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 24, 2015.  The Auctus Note is convertible into common stock, at Auctus's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Auctus Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Auctus Note, the Company has no right of prepayment.

Eastmore Capital, LLC

On July 24, 2014, the Company entered into a Securities Purchase Agreement with Eastmore Capital LLC ("Eastmore"), for the sale of an 8% convertible redeemable note in the principal amount of $61,500 (the "Eastmore Note").

The Eastmore Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 24, 2015.  The Eastmore Note is convertible into common stock, at Eastmore's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Eastmore Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Eastmore Note, the Company has no right of prepayment

TCA Settlement

On August 12, 2014, the Company entered into a $513,000 Settlement Agreements with TCA whereby GEL Properties LLC ("GEL) and Union Capital, LLC ("Union") each entered into Assignment and Assumption Agreements with TCA in the amounts of $230,000 each.  Pursuant to the settlement agreement GEL and Union are to assume the total of $460,000 in four equal monthly installments, and the Company agreed to pay TCA $53,000 sixty days after the final installments are paid by GEL and Union under the Assignment and Assumption Agreements.

GEL

On August 12, 2014, the Company entered into a Replacement Note from TCA with GEL for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "GEL Note").   The GEL Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 12, 2015.  The GEL Note is convertible into common stock, at Union's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  Additional replacement notes for an amount of $172,500 are to be issued pursuant to the Settlement Agreement.

On August 13, 2014, GEL converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 3,500,000 shares.

Union

On August 12, 2014, the Company entered into a Replacement Note with TCA with Union for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "Union Note"). The Union Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 12, 2015.  The Union Note is convertible into common stock, at Union's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  Additional replacement notes for an amount of $172,500 are to be issued pursuant to the Settlement Agreement.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Quarterly Report on Form 10-Q.  Readers should review those agreements for a complete understanding of the terms and conditions associated with these transactions.

On August 13, 2014, Union converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 3,000,000 shares.

 ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement about Forward-Looking Statements

This Form 10-Q contains forward-looking statements regarding future events and the Company's future results that are subject to the safe harbors created under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company's management. Words such as "hopes," "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," "continues," "may," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company's future financial performance, including projections under our licensing and distribution arrangements, the Company's anticipated growth potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under "Risk Factors" in our Form 10-K for the year ended December 31, 2013.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Background

The term the "Company" as used herein is intended to refer to the Hangover Joe's Holding Corporation and its wholly owned subsidiary, Hangover Joe's, Inc. The Company has a limited operating history and there will be limited continuing impact regarding these operations, and the Company cannot provide any assurance it will be able to raise funds through a future issuance of equity or debt to carry out its business plan.

Plan of Operation

The Company sells two ounce energy shots to retailers that typically place them near the counters in convenience and other stores. Our main product has been an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is also an officially licensed product of The Hangover movie series from Warner Brothers.  The Company has registered the trademark "Hangover Joe's Get Up & Go" with the U.S. Patent and Trademark office. The assets consist of intellectual property relating to Hangover Joe's Recovery Shot, including but not limited to a license agreement dated July 19, 2011, between the LLC and Warner Bros. Consumer Products, Inc.  The license agreement permits HOJ to use the character names, costumes, artwork logos, and other elements depicted in the 2009 movie "The Hangover" during the term of the license agreement, which expired January 31, 2013.  The Company then negotiated an extension to this license agreement through January, 2016.

The Company sells its products primarily to convenience stores, liquor stores and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling its products in February 2011. HOJ is actively seeking to expand the distribution of its product, the Hangover Joe's Recovery Shot, and our additional energy shot, Larry the Cable Guy's Git-R-Done energy shot, which was added to our product line during 2014.

Results of Operations

The Company's operations have been greatly curtailed for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 due to its lawsuit with TCA, and sales have been limited to small orders from our website while we continue efforts to implement our business plan.

Three Months Ended June 30, 2014 and June 30, 2013

For the three months ended June 30, 2014, we experienced a consolidated net loss of $589,000 compared to a consolidated net loss of $585,000 during the comparable period last year.  Net sales and gross profits decreased $151,000 or 99% and $26,000 or 98%, respectively from the comparable period last year.  These decreases were offset by a $164,000 decrease in sales expenses from the comparable period last year.

Net Sales

During the three months ended June 30, 2014, the Company generated approximately $600 in net sales compared to $152,000 in net sales in the comparable period last year.  The $152,000 or 100% decrease from the comparable period last year was primarily due to inability to ship orders to new distribution partners we had generated in the last two years due to the TCA lawsuit.  The Company settled the lawsuit in August 2014 and still needs to raise capital.  The Company has targeted a list of major customers it intends to pursue or bring back, but there is no assurance we can accomplish all or part of these plans.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, decreased in the aggregate from $126,000 for the three months ended June 30, 2013 as compared to $173 for the same period this year.  As a percentage of sales, cost of sales decreased from 83% of sales for the quarter ended June 30, 2013 to 28% for the quarter ended June 30, 2014.  This decrease represented the sale of reamining inventory that had been fully allowed for as of December 31, 2013.

Gross Profit

During the three months ended June 30, 2013, the Company realized a gross profit of $27,000 or 17% of net sales, for the quarter ended June 30, 2014, gross profit of $500, which consisted of substantially all internet sales.  Cost of goods sold represented royalty related costs, as the inventory sold consisted of remaining samples which has been fully allowed for in 2013.

Sales & Marketing Costs

Sales & marketing costs decreased $164,000 or 68% to $79,000 for the three months ended June 30, 2014 as compared to $243,000 for the comparable period last year.  This decrease was primarily due to decreased sales salaries and consulting expense, trade shows, and graphic design costs in this area, as explained by the factors discussed above.

General & Administrative Expenses

General and administrative expenses increased $214,000 or 84% to $466,000 for the three months ended June 30, 2014 as compared to $253,000 for the same period last year.  The increase was due primarily to an increase in share-based compensation used in lieu of cash to incur charges.

Six Months Ended June 30, 2014 and June 30, 2013

For the six months ended June 30, 2014, we experienced a consolidated net loss of $1,038,000 compared to a consolidated net loss of $1,292,000 during the comparable period last year.  Net sales and gross profits each decreased $316,000 and $68,000 or 99% and 98%, respectively, from the comparable period last year.  These decreases were exacerbated by a $250,000 increase in operating expenses from the comparable period last year.

Net Sales

During the six months ended June 30, 2014, the Company generated approximately $2,000 in net sales compared to $318,000 in net sales in the comparable period last year.  The $316,000 or 99% decrease in net sales from the comparable period last year was primarily due to lower sales volume from new distribution partners in the United States related to the May 20 marketing campaign began from the movie Hangover III. The Company has reviewed its sales channels, and while we did incur drops in comparison to the second half of the prior year, we believe new channels can be opened to supplement what we have and replace some of the business we no longer have, but we believe additional marketing resources will be needed to build our customer base to its full potential.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, decreased in the aggregate from $249,000 for the six months ended June 30, 2013 as compared to $256 for the same period this year.  As a percentage of sales, cost of sales decreased from 78% of sales for the six months ended June 30, 2013 to 15% for the six months ended June 30, 2014.  This decrease was primarily due to the sale of remaining inventory that had been previously allowed for at December 31, 2013.

Gross Profit

During the six months ended June 30, 2014, the Company realized a gross profit of $1,400 or 85% of net sales compared to $69,000 or 22% of net sales during the same period last year.  Although  average sales prices in 2014 were substantially the same when compared to the six months ended June 30, 2013, lower product costs (described in cost of sales above) resulted in the overall decrease in gross profit in percentage terms during the six months ended June 30, 2014.

Sales & Marketing Costs

Sales & marketing costs decreased $161,000 or 38% for the six months ended June 30, 2014 when the total was $266,000 as compared to $427,000 for the six months ended June 30, 2013.  This decrease was due to decreases in advertising and sales consulting expenses.

General & Administrative Expenses

General and administrative expenses decreased $89,000 or 13% to $606,000 for the six months ended June 30, 2014 as compared to $695,000 for the same period last year. This decrease is due reductions in salaries and other expenses temporarily no longer needed due to the lack of sales.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company's consolidated financial statements for the three months ended June 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statement as of and for the year ended December 31, 2013, and the three months ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company's ability to continue as a going concern.

Cash Flows

During the six months ended June 30, 2014, we used proceeds from borrowings of approximately $370,000 to fund our operations whereas during the comparable period in 2013, when we used borrowings from our credit facility, net of repayment of other obligations, of $311,000 to fund our operations.   Cash as of June 30, 2014 was $18,000 as compared to $3,000 at December 31, 2013.

Cash flows used in operating activities for the six months ended June 30, 2014 was $385,000 as compared to $511,000 for the comparable period last year. This reduction in cash used in operations was primarily due to the financial issues discussed above.

Cash flows provided by investing activities were zero for both the six months ended June 30, 2013 and the six months ended June 30, 2014.

Cash flows provided by financing activities for the six months ended June 30, 2014 was $400,000 compared to cash provided of $596,000 for the comparable period last year. This was due to the above referenced net borrowings under the credit facility in 2013 discussed above, offset by amounts paid off on other inventory credit arrangement.

Capital Resources

As of June 30, 2014, we had cash on hand of $18,000 and a working capital deficit of $2,659,000 as compared to cash on hand of $3,000 and working capital deficit of $2,634,000 as of December 31, 2013.

The Company has generated minimal revenue through the sale of its products, and the Company's cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from borrowings and from the sale of common stock through private placements to fund its operations.  During the six months ended June 30, 2014, the Company received gross proceeds of $370,000 under its various borrowings.   We anticipate that we will need to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

On July 2, 2014, JSJ Investments Inc. converted their entire $25,000 (including $1,000 of interest) promissory note dated December, 2013 for 4,230,652 shares. On July 9, 2014, JMJ Financial converted $18,478 of their promissory note dated June, 2013 for 2,500,000 shares. On August 12, 2014, JMJ Financial converted $16,500 of their promissory note dated June, 2013 for 1,500,000 shares. On July 16, 2014, Asher Enterprises Inc. converted $20,000 of their promissory note dated January, 2014 for 854,701 shares. On July 25, 2014, Asher Enterprises Inc. converted $20,000 of their promissory note dated January, 2014 for 793,651 shares. On July 28, 2014, Asher Enterprises Inc. converted $15,000 of their promissory note dated January, 2014 for 881,057 shares. On August 1, 2014, Asher Enterprises Inc. converted $15,000 of their promissory note dated January, 2014 for 1,282,051 shares. On August 6, 2014, Asher Enterprises Inc. converted $17,500 (and $2,320 of interest) of their promissory note dated January, 2014 for 1,818,349 shares. On August 13, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 3,500,000 shares. On August 13, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 3,000,000 shares.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

We have considered other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies in the three months ended June 30, 2014, from those contained in the Company's 2013 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting Company, we are not required to include disclosure under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, as described in the Company's Annual Report on Form10-k for the year ended December 31, 2013, that our disclosure controls and procedures were not effective as of June 30, 2014.Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time the Company may be involved in various litigation matters, which arise in the ordinary course of business.  Except as previously disclosed, there is no litigation that management believes will have a material impact in the financial position of the Company.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

KBM Worldwide, Inc.

On August 11, 2014 Hangover Joe's Holding Corporation (the "Company") entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "KBM Note").  The financing closed on August 12, 2014.

The KBM Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 12, 2015.  The KBM Note is convertible into common stock, at KBM's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the KBM Note, the Company has no right of prepayment.

KBM has agreed to restrict its ability to convert the KBM Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering was $32,500, less attorney's fees.

Daimiel Global Resources, Inc.

In January, 2014, Daimiel Global Resources, Inc., ("Daimiel") cancelled 26,013,736 of its common shares. The company agreed to reissue these shares and 4,500,000 common shares Daimiel had cancelled in a previous transaction in early 2013 upon an increase in authorized common shares and granted Daimiel voting rights accordingly. In June, 2014, the Company reissued 26,013,736 shares and 4,410,201 shares to Daimiel under this arrangement.

Matthew A. Veal

In June 2013, the Company issued Matthew A. Veal, its CEO, 1,500,000 shares to settle his initial amounts due under his employment contract and portions of additional unpaid salary due him from 2013.

Shawn Adamson

 In June 2013, the Company issued Shawn Adamson 1,500,000 shares to settle portions of unpaid salary due him from 2014.

 Bricktown Beverage

 In June 2013, the Company issued Bricktown Beverage 1,500,000 shares to settle portions under a consulting arrangement due from 2013.

Auctus Private Equity Fund, LLC

On July 24, 2014, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund LLC ("Auctus"), for the sale of an 8% convertible redeemable note in the principal amount of $61,500 (the "Auctus Note").  The financing closed on March 24, 2014.

The Auctus Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 24, 2015.  The Auctus Note is convertible into common stock, at Auctus's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Auctus Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Auctus Note, the Company has no right of prepayment.

Eastmore Capital, LLC

On July 24, 2014, the Company entered into a Securities Purchase Agreement with Eastmore Capital LLC ("Eastmore"), for the sale of an 8% convertible redeemable note in the principal amount of $61,500 (the "Eastmore Note").  The financing closed on August 12, 2014.

The Eastmore Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 24, 2015.  The Eastmore Note is convertible into common stock, at Eastmore's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the Eastmore Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Eastmore Note, the Company has no right of prepayment

The notes above are all debt obligation arising other than in the ordinary course of business, which constitute direct financial obligations of the Company.
As of the date hereof, the Company is obligated on the above notes in connection with the offerings. The notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

GEL Properties, LLC

On August 12, 2014, the Company entered into a Securities Purchase Agreement with GEL Properties LLC ("GEL"), for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "GEL Note").  The financing closed on August 12, 2014.

The GEL Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 12, 2015.  The GEL Note is convertible into common stock, at Union's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.

Union Capital, LLC

On August 12, 2014, the Company entered into a Securities Purchase Agreement with Union Capital LLC ("Union"), for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "Union Note").  The financing closed on August 12, 2014.

The Union Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 12, 2015.  The Union Note is convertible into common stock, at Union's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.

JSJ Conversions

On July 2, 2014, JSJ Investments Inc. converted their entire $25,000 (including $1,000 of interest) promissory note dated December, 2013 for 4,230,652 shares.

JMJ Conversions

On July 9, 2014, JMJ Financial converted $18,478 of their promissory note dated June, 2013 for 2,500,000 shares.

On August 12, 2014, JMJ Financial converted $16,500 of their promissory note dated June, 2013 for 1,500,000 shares.

Asher Conversions

On July 16, 2014, Asher Enterprises Inc. converted $20,000 of their promissory note dated January, 2014 for 854,701 shares.

On July 25, 2014, Asher Enterprises Inc. converted $20,000 of their promissory note dated January, 2014 for 793,651 shares.

On July 28, 2014, Asher Enterprises Inc. converted $15,000 of their promissory note dated January, 2014 for 881,057 shares.

On August 1, 2014, Asher Enterprises Inc. converted $15,000 of their promissory note dated January, 2014 for 1,282,051 shares.

On August 6, 2014, Asher Enterprises Inc. converted $17,500 (and $2,320 of interest) of their promissory note dated January, 2014 for 1,818,349 shares.

GEL Properties, LLC

On August 13, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 3,500,000 shares.

Union Capital, LLC

On August 13, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 3,000,000 shares.

The  Company  claims an  exemption  from the  registration  requirements  of the Securities  Act of 1933,  as amended  (the "Act") for the private  placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transactions  did not involve a public  offering,  Each of the investors are accredited  investor, had access to information about the Company  and their  investment,   took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 3.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Subsequent Events

On July 16, 2014, the Company released information relating to the cost of production.  The Company stated that it can produce its products for approximately $0.40 per bottle and expects to be able to reduce cost to approximately $0.30 or less contingent upon increased volume.

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

3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
4.1	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated January 14, 2014. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.2	Convertible Promissory Note issued to Asher Enterprises, Inc. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.3	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated March 13, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.4	Convertible Promissory Note issued to Asher Enterprises, Inc. dated March 13, 2014 Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.5	12% Convertible Note issued to JSJ Investments Inc dated March 20, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.6	Securities Purchase Agreement by and among the Company and Adar Bays LLC dated March 24, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.7	8% Convertible Redeemable Note issued to Adar Bays LLC. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.8	Securities Purchase Agreement by and among the Company and LG Capital Funding, LLC dated March 19, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.9	8% Convertible Redeemable Note issued to LG Capital Funding, LLC. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.10	Convertible Promissory Note issued to KBM Worldwide, Inc. dated May 9, 2014. Filed Herewith.
4.11	Securities Purchase Agreement with KBM Worldwide, Inc. dated May 9, 2014. Filed Herewith.
4.12	Securities Purchase Agreement by and among the Company and the KBM Worldwide, Inc., dated May 29, 2014 Incorporated by reference and Filed on June 23, 2014.
4.13	Convertible Promissory Note issued to KBM Worldwide, Inc. dated May 29, 2014 Incorporated by reference and Filed on June 23, 2014.
4.14	12% Convertible Note issued to JSJ Investments Inc dated May 21, 2014 Incorporated by reference and Filed on June 23, 2014
4.15	Convertible Note issued to Black Mountain Equities, Inc. Incorporated by reference and Filed on June 23, 2014
4.16	Securities Purchase Agreement by and among the Company and LG Capital Funding, LLC dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.17	8% Convertible Redeemable Note issued to LG Capital Funding, LLC dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.18	8% Convertible Redeemable Back End Note issued to LG Capital Funding, LLC dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.19	8% Collateralized Secured Back End Note issued to Hangover Joe's Holding Corporation dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.20	Securities Purchase Agreement by and among the Company and Auctus Private Equity Fund, LLC, dated July 25, 2014. Filed herewith.
4.21	Convertible Promissory Note issued to Auctus Private Equity Fund, LLC, dated July 25, 2014. Filed Herewith.
4.22	Securities Purchase Agreement by and among the Company and KBM Worldwide, Inc., dated August 12, 2014. Filed herewith.
4.23	Convertible Promissory Note issued to KBM Worldwide, Inc, Inc. dated August 12, 2014. Filed Herewith.
4.24	Securities Purchase Agreement by and among the Company and Eastmore Capital, LLC, dated August 12, 2014. Filed herewith.
4.25	Convertible Promissory Note issued to Eastmore Capital, LLC dated August 12, 2014. Filed Herewith.
4.26	Settlement Agreement between the Company and TCA Global Master Credit Fund, L.P. dated August 12, 2014. Filed Herewith.
4.27	Assignment and Assumption Agreement between TCA Global Master Credit Fund, L.P., the Company and Union Capital, LLC dated August 12, 2014. Filed Herewith.
4.28	Assignment and Assumption Agreement between TCA Global Master Credit Fund, L.P., the Company and GEL Properties, LLC dated August 12, 2014. Filed Herewith.
4.29	Replacement Convertible Promissory Note issued to Union Capital, LLC dated August 12, 2014. Filed Herewith.
4.30	Replacement Convertible Promissory Note issued to GEL Properties LLC dated August 12, 2014. Filed Herewith.
10.1	Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender effective January 10, 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013.
10.2	First Amendment to Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender dated February , 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013
10.3	Promissory note with JMJ Financial dated June 18, 2013, Incorporated by reference from Form 10-Q for the quarter ended June 30, 2013 and filed on August 19, 2013.
10.4	License Agreement between the Company and Warner Brothers Japan dated December 16, 2013. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.5	Employment agreement between company and Michael Jaynes, Chairman. Incorporated by reference from Form 8-K filed on January 21, 2014.
10.6	Employment agreement between company and Matthew Veal, CFO and CEO. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.7	Employment agreement between company and Shawn Adamson, Chief Sales and Marketing Officer. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive and Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive and Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE'S HOLDING CORPORATION
Date: August 19, 2014	By:	/s/ Matthew Veal
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)