Form 10-Q
period 2014-09-30
Hangover Joe's Holding Corp
filed 2014-11-19
CIK 1388132

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-52533

HANGOVER JOE’S HOLDING CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	20-8097439
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nine Music Square South #284
Nashville, TN 37023
(Address of principal executive offices)

303-872-5939
Telephone number, including
Area code

Previous Address
9457 S. University Blvd.#349
Highlands Ranch, CO 80126

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

There were 331,077,877 shares of the registrant's $0.001 par value common stock outstanding as of November 12, 2014.

HANGOVER JOE’S HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$47,988	$2,882
Accounts receivable, net	36,164	-
Inventory	21,396	-
Total current assets	105,548	2,882

PROPERTY AND EQUIPMENT, NET	56,189	2,149

TOTAL ASSETS	$161,737	$5,031

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,174,058	$972,139
Accrued expenses	623,271	528,627
TCA obligation	283,000	416,436
Stock subscription deposit	30,000	342,500
Mandatorily redeemable Series B preferred stock	-	67,500
Note payable, current portion	13,140	-
Convertible notes payable - net of discounts of $248,108 in 2014 and $33,740 in 2013	531,292	130,149
Notes payable and other - related party	211,122	180,440

TOTAL CURRENT LIABILITIES	2,865,883	2,637,791

LONG TERM LIABILITIES
Note payable, less current portion	42,029	-

TOTAL LIABILITIES	2,907,912	2,637,791

COMMITMENTS AND CONTINGENCIES

DEFICIT
Preferred stock; $0.10 par value; authorized shares - 10,000,000
Series A; 425,000 authorized shares, none
issued and outstanding	-	-
Series C; 500,000 authorized shares, none
issued and outstanding	-	-
Series D; 200,000 authorized shares, none
issued and outstanding	-	-
Common stock; $0.001 par value; 500,000,000 authorized shares,
220,666,067 (2014) and 122,591,301 (2013) shares issued and outstanding,
respectively	220,666	122,592
Common stock to be issued	315,078	315,078
Additional paid-in capital	3,001,671	1,582,104
Accumulated deficit	(6,283,590)	(4,652,534)
Total deficit	(2,746,175)	(2,632,760)

TOTAL LIABILITIES AND DEFICIT	$161,737	$5,031

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014	2013
NET SALES		$48,516		$4,145	$50,183	$322,120
COST OF GOODS SOLD		24,967		3,275	25,223	252,214
GROSS PROFIT		23,549		870	24,960	69,906

OPERATING EXPENSES
Selling and marketing		132,817		146,121	399,201	573,034
General and administrative		362,914		202,385	969,437	898,028
Total operating expenses		495,731		348,506	1,368,638	1,471,062

LOSS FROM OPERATIONS		(472,182)		(347,636)	(1,343,678)	(1,401,156)

OTHER EXPENSE
Interest expense		(120,164)		(52,455)	(287,378)	(290,944)

NET LOSS		$(592,346)		$(400,091)	$(1,631,056)	$(1,692,100)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$	*	$	*	$(0.01)	$(0.01)

Basic and diluted weighted average common
shares outstanding		159,007,521		122,591,301	133,748,813	122,496,505

* Less than ($0.01) per share

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	to be Issued	Capital	Deficit	Total

Balances, January 1, 2014	122,591,301	$122,592	$315,078	$1,582,104	$(4,652,534)	$(2,632,760)
Common shares returned by founder	(26,013,736)	(26,014)	-	-	-	(26,014)
Common shares reissued to founder	26,013,736	26,014	-	-	-	26,014
Common shares issued for stock subscription	10,275,000	10,275	-	332,225	-	342,500
Common shares issued for consulting services	4,910,201	4,910	-	181,498	-	186,408
Beneficial conversion feature	-	-	-	377,752	-	377,752
Common shares issued for accrued expenses	4,500,000	4,500	-	190,500		195,000
Warrants issued for services			-	100,000		100,000
Common shares issued for conversions of notes payable	78,389,560	78,389	-	231,131		309,520
Warrants issued	-	-	-	6,461	-	6,461
Net loss	-	-	-	-	(1,631,056)	(1,631,056)

Balances, September 30, 2014	220,666,062	$220,666	$315,078	$3,001,671	$(6,283,590)	$(2,746,175)

The accompanying notes are an integral part of these financial statements.

HANGOVER JOE'S HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,631,056)	$(1,692,100)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid consulting paid for in stock	-	278,618
Amortization of debt issuance costs	204,903	242,053
Warrant issued for services	106,461	11,574
Settlement costs to dissenting shareholder	-	5,500
Depreciation expense	1,955	799
Stock-based compensation	186,408	82,405
Changes in operating assets and liabilities:		-
Accounts receivable	(36,164)	6,633
Prepaid expenses	-	44,952
Inventory	(21,396)	(26,179)
Accounts payable	201,919	324,676
Accrued expenses and other current liabilities	319,826	144,647
Net cash used in operating activities	(667,144)	(576,422)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment made to dissenting shareholder	-	(20,000)
Borrowings under TCA revolving credit facility	-	481,263
Payments under TCA revolving credit facility	-	(103,046)
Cash paid for debt issuance costs	-	(71,337)
Net payments under inventory financing payable	-	(97,610)
Redemption of Series B Preferred Stock	-	(57,500)
Deposit on stock subscription	30,000	320,500
Advances received from related party	29,000	-
Borrowings under convertible notes payable	653,250	125,000
Net cash provided by financing activities	712,250	577,270

Net increase in cash	45,106	848
Cash, beginning of period	2,882	8,779
Cash, end of period	$47,988	$9,627

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$-	$23,445

See Notes 3 and 7 for non-cash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statement of Hangover Joe’s Holding Corporation and its subsidiary Hangover Joe’s, Inc.  (collectively referred to as, the “Company”, “we”, or “our”) have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2014, and for all periods presented, have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the periods ended September 30, 2014 are not necessarily an indication of operating results for the full year.

Description of Business

The Company is in the business of selling two-ounce beverage shots, typically to retailers who place them near the cash registers in convenience stores and other retail outlets.  Historically the Company’s sole product was an all-natural, two-ounce beverage, formulated to help relieve the symptoms associated with alcohol induced hangovers – the Hangover Recovery Shot. The Hangover Recovery Shot is an officially licensed product of The Hangover movie series from Warner Brothers. In 2014, we added an all-natural caffeine and sugar free energy shot licensed through Larry the Cable Guy’s Git-R-Done Productions marketed as the Git-R-Done Energy Shot, and sales in 2014 have primarily consisted of the Git-R-Done Energy Shots.  The Company has sold its products primarily to convenience stores, liquor stores, and grocery stores through distribution agreements, as well as through online internet sales.

Going Concern and Management’s plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company reported a net loss of approximately $592,000 for the quarter ended September 30, 2014, and a working capital deficiency and accumulated deficit of approximately $2,704,000 and $6,284,000, respectively, at September 30, 2014. The Company has a limited operating history and has had only limited sales since the end of the second quarter of 2013, and it has relied primarily on debt financing and private placements of its common stock to fund its operations. In addition, there have been no significant 2014 sales of Hangover Recovery Shots in 2014; 2014 sales have primarily consisted of Git R Done Energy Shots.  Due to a lack of liquidity, the Company has had difficulty in paying its obligations and has defaulted on certain debt agreements (Note 3), and the Warner Brothers Licensing Agreement (Note 6).  The Company cannot provide any assurance it will be able to be able to raise funds through a future issuance of debt or equity to carry out its business plan and/or meet its remaining obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management has pursued and intends to continue to pursue debt and/or equity financing arrangements with potential investors in order to obtain sufficient working capital necessary to carry out its business plan (Notes 3 and 9).  The Company has also taken steps to minimize costs, and has continued to explore various business opportunities.

The Company has raised approximately $653,000 in 2014 promissory notes through November 14, 2014, that are convertible into common stock at average discount rates of approximately 50% or more. These notes depend on the willingness of investors in the public markets to buy stock both now and in the future. Those investors ultimately look to the success of our products in the market place, including our new product (see Notes 2 and 6). From the period from mid - June 2014 through mid -November 2014,  $450,000 of debt was converted into approximately 180,000,000 common shares. This conversion process was a factor in our stock price declining to under $.01 cent for a 30-day period which resulted in our stock listing changing to the OTCBB Pink Sheets. Since we have scheduled approximately $650,000 of further conversions over the next six months, the Company will need either a significant price increase in our stock through either a large sales contract or other significant business success, a significant capital raise to payoff the remaining convertible debt or an increase in our authorized shares to have adequate shares to meet our commitments under these convertible debt instruments. Management believes that as of September 30, 2014, the Company had sufficient common shares authorized and unissued necessary to cover the number of shares for which convertible securities existing at September 30, 2014 may be converted into.  Without a successful increase in authorized shares, the Company may be unable to raise additional capital, and further stock price declines also may have a similar effect.  We remain optimistic that we can and will develop a successful and profitable market for our product, and although initial distribution and test data are promising, we believe it is premature to offer an assessment as to how well we will perform in future periods.

The Company is also pursuing additional opportunities particularly with the EB-5 program (see Note 9), but there can be no assurance that any existing or contemplated plans will materialize, and fulfilling any such existing or contemplated contracts will require significant marketing support and additional capital, of which there can be no assurance the Company will be able to raise funds sufficient to continue with the Company’s business plan.

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

License and Royalties

The Company has a license with Warner Bros. Consumer Products, Inc. (“WBCP”) that allows the Company the use of the costumes, artwork, logos and other elements depicted in the 2009 movie, The Hangover. This license, as amended, expires January 31, 2016. This agreement is in default, as we have not paid the required minimum guarantee payment due September 30, 2014.

In January 2014, the Company entered into an initial two-year license agreement with Git-R-Done Productions, Inc. (the “Larry the Cable Guy” license), which  allows the Company the rights to the use of certain artwork, logos and other elements used by the Comedian known as “Larry the Cable Guy”. The terms of the WBCP and Larry the Cable Guy licenses provide for royalties based on a percentage of products sold, as defined, subject to agreed-upon guaranteed minimum royalties (Note 6). Guaranteed minimum royalty payments are made periodically over the term of the license and are recorded when paid as an asset in the balance sheet. The asset is amortized to expense as revenues from related products are sold. If management determines that all or any part of the minimum guaranteed amounts appear unlikely to be recovered through future product sales, the non-recoverable portion is charged to the period in which such determination is made. For the three and nine months ended September 30, 2014, minimum guaranteed amounts have been expensed.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company sells its product primarily through third-party distributors. The Company is not guaranteed any minimum level of sales or transactions. The Company also offers its products for sale through its website at www.hangoverjoes.com. All sales in the first two quarters of 2014 were through the website, after which the Company was able to resume its traditional model of selling its product to distributors and chains.

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

Cost of Goods Sold

Cost of goods sold consists of the costs of raw materials utilized in the production of its product, co-packing fees, and in-bound freight charges. Raw material costs generally account for the largest portion of the cost of goods sold. Raw materials include bottles, ingredients and packaging materials. The manufacturer is responsible for the ingredients. Costs of goods sold also include license and royalty expenses. Cost of goods sold for the first six months of 2014 consisted solely of royalty-related expense, as the inventory sold during the periods represented remaining product held for samples, which had been fully allowed for in 2013. Cost of goods sold for the quarter ended September 30, 2014 includes inventory product costs.

Accounts Receivable and Concentration of Credit Risk

The Company is subject to credit risk through trade receivables. This credit risk is mitigated by the diversification of the Company’s operations, as well as its customer base. The Company grants varying payment terms to its customers. Payment terms for customers can vary from due upon receipt up to net 45 days.

Four customers comprise approximately 75% of trade accounts receivable at September 30, 2014; each of these individual customer balances represents approximately 60% of the net trade accounts receivable. The Company had fully allowed for its accounts receivable at December 31, 2013.

Three customers accounted for 45% of net sales for the nine months ended September 30, 2014. Four customers accounted for 67% of net sales for the three months ended September 30, 2014.  No single customer accounted for 10% or more of net sales for the quarter or nine months ended September 30, 2013.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Ongoing credit evaluations of customers’ financial condition are performed. Collateral is not required. The Company maintains an allowance when necessary for doubtful accounts that is the Company’s best estimate of potentially uncollectible trade receivables. Provisions are made based upon a specific review of all significant outstanding invoices that are considered potentially uncollectible in whole or in part. For those invoices not specifically reviewed or considered uncollectible, general provisions are provided at different rates, based upon the age of the receivable, historical experience, and other currently available evidence. The allowance estimates are adjusted as additional information becomes known or as payments are made. As of September 30, 2014, there was an allowance for doubtful accounts of $8,000, and at December 31, 2013, the allowance for doubtful accounts was approximately $147,000.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Stock options, warrants, common shares underlying convertible preferred stock and convertible notes payable in the aggregate of 339,615,032 and 24,457,845 shares as of September 30, 2014 and 2013 , respectively, were not included in the calculation of diluted net loss per common share because the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.
In June 2014, the FASB, issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share- Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

We have considered other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NOTE 3 – DEBT

Revolving Credit Facility

On January 10, 2013, the Company entered into a senior secured lending arrangement with TCA Global Credit Master Fund, LP (“TCA”) for up to a maximum borrowing of $6,000,000. The credit facility provided for an initial line of credit of $425,000 based upon accounts receivable and projected sales and was to be used only as permitted under the specified use of proceeds for working capital purposes. The initial line of credit had a nine month term from the date of closing with a nine month renewal option. The lending arrangement is secured by all of the assets of the Company. As a partial guaranty under the TCA lending arrangement, the Company’s CEO personally guaranteed certain representations made by the Company to TCA. At closing, the Company was advanced $425,000 less fees and closing costs.

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

Mandatorily Redeemable Series B Preferred Stock

On January 10, 2013, the Board of Directors approved the authorization of 125,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”). In connection with the TCA transaction, the Company issued 125,000 shares of Series B Preferred Stock to TCA. The Series B Preferred Stock ranks pari passu to the Company’s common stock. The holder of outstanding shares of Series B Preferred Stock shall be entitled to notice of any shareholders’ meeting and to vote as a single class with the Common Stock upon any matter submitted for approval by the holders of common stock. Each share of Series B Preferred Stock shall have one vote per share. All outstanding shares of Series B Preferred Stock will be entitled to be paid the “Liquidation Preference,” which is defined and calculated as follows: $125,000 in the aggregate (not on a per share basis), payable monthly at various amounts, and due in full by virtue of the TCA default discussed above. In 2013, $57,500 was paid on the mandatorily redeemable Series B preferred stock, and the remaining balance of $67,500 is presented as a current liability in the accompanying December 31, 2013 balance sheet. The remaining balance was settled on August 12, 2014, as more fully described in Note 9.

TCA Settlement

On August 12, 2014, the Company entered into a $513,000 Settlement Agreement with TCA whereby GEL Properties LLC and Union Capital LLC each entered into Assignment and Assumption Agreements with TCA in the amount of $230,000 each.  Pursuant to the settlement agreement, Gel and Union are to assume a total of $460,000 (to be purchased  from TCA and assumed by Gel and Union) in four equal monthly installments and the Company agreed to pay TCA $53,000 ninety days after the final installments are paid under the Assignment and Assumption Agreements (Notes 3 and 9).

NOTE 3 – DEBT (CONTINUED)

Convertible Promissory Notes

Convertible promissory notes at September 30, 2014 and December 31, 2013, consisted of the following:
	September 30, 2014	December 31, 2013
JMJ Financial [A]	$59,262	$138,889

JSJ Investments Inc. [B]	96,548	25,000

Asher Enterprises [C]	-	-

LG Capital Funding, LLC [D]	70,500	-

Adar Bays, LLC [E]	26,500	-

KBM Worldwide, Inc. [F]	121,500	-

Auctus Private Equity Fund, LLC [G]	61,250	-

Eastmore Capital, LLC [H]	35,000	-

GEL Properties [I]	109,000	-

Union Capital, LLC [J]	109,840	-

Black Mountain Equities, Inc. [K]	50,000

Tangiers Investment Group, LLC [L]	40,000	-
	779,400	163,889

Less debt discounts	(248,108)	(33,740)

Convertible notes payable	$531,292	$130,149

JMJ Note [A]

In June 2013, the Company closed on a 12%, 12-month convertible promissory note with JMJ Financial (“JMJ”) (the “JMJ Note”). The face amount of the JMJ Note reflects a principal sum of $500,000, with total borrowings that may be available of $450,000 (which is net of a 10% original issue discount). Upon closing of the JMJ Note, the Company received $100,000 from JMJ. In September 2013, the Company received an additional $25,000 from JMJ, and in September, 2014, the Company received an additional $30,000 from JMJ.

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

NOTE 3 – DEBT (CONTINUED)

The Company determined beneficial conversion features existed at the commitment dates. A beneficial conversion feature of approximately $32,000 was recorded as a discount to the note in 2013, and has been amortized over the term of the loan. A beneficial conversion feature of approximately $10,100 was recorded as a discount to the note in September, 2014, and is being amortized over the term of the loan.  The unamortized debt discount recorded at September 30, 2014 and December 31, 2013, was approximately $9,000 and $14,800, respectively. The JMJ note has an effective interest rate of approximately 34%.

JMJ Conversions

On June 30, 2014, JMJ exercised its option to convert approximately $47,000 of the obligation into 6,000,000 common shares of the Company.

Between July and September 2014, JMJ converted $72,879 of their promissory note and accrued interest for 14,700,000 shares.

In October 2014, JMJ converted $35,453 of their promissory note and accrued interest  for 18,416,795 shares.

JSJ Notes[B]

In December 2013, the Company received $25,000 from JSJ Investments Inc. (“JSJ”) in exchange for a $25,000 convertible note (the “JSJ Note 1”). This note bears interest at 12% per annum and matured on May 19, 2014. On or after the maturity date, any unpaid amounts and accrued interest are convertible by the holder, at the holder’s discretion, into shares of the Company’s common stock. The conversion price is at 50% discount of the average of the three lowest closing prices on the previous ten days, with a maximum conversion price equal to the price if determined on the note execution date.

In March 2014, the Company entered into second convertible note with JSJ (the “JSJ Note 2”) in exchange for $50,000. This note also bears interest at 12% per annum and matured on September 20, 2014, with a conversion price at 50% discount of the average of the three lowest closing prices on the previous twenty trading days that would be obtained if the conversion were to be made on the date this note was executed.  In addition, the JSJ Note 2 has a redemption premium of 150% of the Principal (the "Repayment Amount"), which such Repayment Amount may be paid by the Company only upon approval and acceptance of JSJ.

In May, 2014, in consideration of $50,000 (the "Principal"), the Company issued a 12% Convertible Note (the “JSJ Note 3”) to JSJ. The Note bears interest at the rate of 12% per annum and the maturity date is November 21, 2014 but JSJ may require that the Note be repaid on demand, with a conversion price at 50% discount of the average of the three lowest closing prices on the previous twenty trading days that would be obtained if the conversion were to be made on the date this note was executed.  The JSJ Note 3 has a redemption premium of 150% of the Principal (the "Repayment Amount"), which such Repayment Amount may be paid by the Company only upon approval and acceptance of JSJ.

The JSJ notes are subject to various default provisions, and the occurrence of such an event of default will cause the outstanding principal and interest to become immediately due and payable to JSJ.

NOTE 3 – DEBT (CONTINUED)

The Company determined a beneficial conversion feature existed at the commitment date for all three notes. A beneficial conversion feature of approximately $10,000 was recorded as a discount to the first note, a beneficial conversion feature of $22,500 was recorded as a discount to the second note and a beneficial conversion of $25,000 was recorded as a discount to the third note and these are being amortized over the term of the loans. The unamortized debt discount recorded at September 30, 2014 and December 31, 2013 was approximately $6,300 and $10,000, respectively. The JSJ notes have an effective interest rate of approximately 55%, 51% and 56%, respectively.

JSJ Conversions

On July 2, 2014, JSJ converted their entire $25,000 (including $1,000 of interest) promissory note dated December, 2013 for 4,230,652 shares.

On September 29, 2014, JSJ converted $18,968 of their $50,000 promissory note dated March 31, 2013 for 9,727,251 shares.

In October 2014, JSJ converted $49,172 of their $50,000 promissory note dated March 31, 2013 for 33,911,321 shares.

Asher Notes[C]

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

NOTE 3 – DEBT (CONTINUED)

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $26,000 was recorded as a discount to the first note and a beneficial conversion feature of $10,000 was recorded as a discount to the second note and both are being amortized over the term of the loans. The unamortized debt discount recorded at September 30, 2014 for both notes totaled $-0-. The Asher notes have an effective interest rate of approximately 51%.

On April 15, 2014, the Company received a notice of default demanding immediate payment of a sum representing 150% of the outstanding principal plus default interest on both notes.

Asher Conversions

In July and August 2014, Asher converted $87,500 of their promissory note (and $2,320 of interest) dated January 14, 2014 for 5,629,809 shares.

In September 2014, Asher converted $40,750 (and $900 of interest) of their promissory note dated March 17, 2014 for 15,164,264 shares.

As a result of these conversions the Asher notes have been settled in full.

LG Note [D]

On March 19, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG"), for the sale of an 8% convertible redeemable note in the principal amount of $26,500 (the "LG Note").  This financing closed on March 19, 2014.

The LG Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 19, 2015.  The LG Note is convertible into common stock, at LG’s option, at a 45% discount for 20 prior trading days including the notice of conversion date.  The LG Note is subject to prepayment penalties up to a 150% multiple of the principal, interest and other amounts owing, as defined.  After the expiration of 180 days following the date of the LG Note, the Company has no right of prepayment.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,000 was recorded as a discount to the note and has been amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $4,700. The LG Note has an effective interest rate of approximately 53%.

NOTE 3 – DEBT (CONTINUED)

On July 3, 2014, the Company entered into a Securities Purchase Agreement with LG for the sale of two 8% convertible redeemable notes each in the principal amount of $52,500 (the "LG Notes") in consideration of $52,500 and the delivery by LG of a Collateralized Secured Promissory Note Back End Note payable to the Company in the principal amount of $52,500 (the "LG Back End Note").  The financing closed on July 10, 2014.

The LG Notes bear interest at the rate of 8% per annum.  All interest and principal must be repaid to the lowest trading price with a twenty day lookback on July 3, 2015.  The LG Note are convertible into common stock, at LG's option, at a 45% discount to the average of the three lowest closing prices of the common stock during the 20 trading day period prior to conversion.  In the event the Company prepays the LG Notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the LG Notes, the Company has no right of prepayment.  The LG Note issued in consideration of the LG Back End Note may only be converted by LG in the event the LG Back End Note is paid in full.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $25,500 was recorded as a discount to the note and has been amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $19,300. The LG Note has an effective interest rate of approximately 54%.

LG Conversions

On September 30, 2014, LG converted $8,500 (and $352 of interest) of their $26,500 promissory note dated March 31, 2013 for 4,235,459 shares.

In October 2014, LG converted $18,000 (and $400 of interest) of their $26,500 promissory note dated March 31, 2013 for 11,386,102 shares.

Adar Bays LLC Note [E]

On March 24, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays LLC (“Adar Bays”), for the sale of two convertible notes in the aggregate principal amount of $51,500 (with the first note for an amount of $26,500 and the second note for an amount of $25,000). The Company received proceeds of $25,000 (net of $1,500 financing costs) in exchange for an 8% convertible promissory note due on March 24, 2015.  This note is convertible into common stock, at the holder’s option, at any time after 180 days at a 45% discount to the lowest closing bid price of the Company’s common stock during the 20 day trading period prior to conversion including the notice of conversion date, as defined.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $12,000 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $4,900. The LG note has an effective interest rate of approximately 53%.

KBM Worldwide, Inc. Notes [F]

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

The KBM Note 1 is subject to prepayment penalties up to a 140% multiple of the principal, interest and other amounts owing, as defined. KBM has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering were $29,000, less financing costs of $500.

NOTE 3 – DEBT (CONTINUED)

On May 29, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. for the sale of an 8% convertible note in the principal amount of $32,500 (the "KBM Note 2").  The financing closed on May 29, 2014.

The KBM Note 2 bears interest at the rate of 8% per annum.  All interest and principal must be repaid on March 27, 2015.  The KBM Note 2 is convertible into common stock, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the KBM Note, the Company has no right of prepayment.

KBM has agreed to restrict its ability to convert the KBM Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering was $32,500, less attorney’s fees.

On July 27, 2014 Hangover Joe's Holding Corporation (the “Company”) entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "KBM Note 3").  The financing closed on August 19, 2014.

The KBM Note 3 bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 28, 2015.  The KBM Note 3 is convertible into common stock, at KBM’s option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the KBM Note, the Company has no right of prepayment.

KBM has agreed to restrict its ability to convert the KBM Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering was $27,500, less attorney’s fees.

On September 2, 2014, Hangover Joe's Holding Corporation (the "Company") entered into a Securities Purchase Agreement with KBM Worldwide, Inc. ("KBM"), for the sale of an 8% convertible note in the principal amount of $32,500 (the "KBM Note 4").  The financing closed on September 8, 2014.

The KBM Note 4 bears interest at the rate of 8% per annum.  All interest and principal must be repaid on June 4, 2015.  The KBM Note 4 is convertible into common stock, at KBM's option, at a 45% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  In the event the Company prepays the KBM Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 115% if prepaid during the period commencing on the closing date through 30 days thereafter, (ii) 120% if prepaid 31 days following the closing through 60 days following the closing and (iii) 125% if prepaid 61 days following the closing through 90 days following the closing and (iv) 130% if prepaid 91 days following the closing through 120 days following the closing and (v) 135% if prepaid 121 days following the closing through 150 days following the closing and (vi) 140% if prepaid 151 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the KBM Note, the Company has no right of prepayment.

KBM has agreed to restrict its ability to convert the KBM Note 3 and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering was $32,500, less attorney’s fees.
The Company determined a beneficial conversion feature existed at the commitment date for all KBM notes. A beneficial conversion feature of approximately $13,800 was recorded as a discount to the first note, approximately $15,500 was recorded as a discount to the second note, approximately $13,100 was recorded as a discount to the third note, and approximately $15,500 as a discount to the fourth note; all of these discounts are being amortized over the term of the loans. The unamortized debt discount recorded at September 30, 2014 for all KBM notes totaled approximately $39,100. The KBM notes have an effective interest rate of approximately 54%.

NOTE 3 – DEBT (CONTINUED)

Auctus Private Equity Fund, LLC [G]

On July 24, 2014, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund LLC ("Auctus"), for the sale of an 8% convertible redeemable note in the principal amount of $61,500 (the "Auctus Note").

The Auctus Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on April 24, 2015.  The Auctus Note is convertible into common stock, at Auctus’s option, at a 45% discount to the average of the two lowest closing prices of the common stock during the 25 trading day period prior to conversion.  In the event the Company prepays the Auctus Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Auctus Note, the Company has no right of prepayment.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $29,200 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $22,100. The Auctus Note has an effective interest rate of approximately 39%.

Eastmore Capital, LLC [H]

On July 24, 2014, the Company entered into a Securities Purchase Agreement with Eastmore Capital LLC ("Eastmore"), for the sale of an 8% convertible redeemable note in the principal amount of $35,000 (the "Eastmore Note").  The financing closed on August 12, 2014.

The Eastmore Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 5, 2015.  The Eastmore Note is convertible into common stock, at Eastmore’s option, at a 50% discount to the lowest closing price of the common stock during the 15 trading day period prior to conversion.  In the event the Company prepays the Eastmore Note in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the closing date through 60 days thereafter, (ii) 140% if prepaid 61 days following the closing through 120 days following the closing and (iii) 150% if prepaid 121 days following the closing through 180 days following the closing.  After the expiration of 180 days following the date of the Eastmore Note, the Company has no right of prepayment.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $20,700 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $17,500. The Eastmore Note has an effective interest rate of approximately 62%.

GEL Properties, LLC [I]

On August 12, 2014, the Company entered into a Securities Purchase Agreement with GEL Properties LLC ("GEL"), for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "GEL Note 1").  The financing closed on August 12, 2014. The GEL Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 12, 2015.  The GEL Note is convertible into common stock, at GEL’s option, at a 45% discount to the  lowest closing bid price of the common stock for the 20 trading day period including the conversion note date prior to conversion.  Both notes contain penalty clauses for the Company not being DWAC eligible, DTC eligible, or under a DTC chill. The company is presently in compliance with those provisions.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $25,900 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $22,300. The GEL Note has an effective interest rate of approximately 53%.

On September 12, 2014, the Company entered into a Securities Purchase Agreement with GEL Properties LLC ("GEL"), for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "GEL Note 2").  The financing closed on September 12, 2014.

The GEL Notes bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 12, 2015.  The GEL Notes are convertible into common stock, at GEL’s option, at a 45% discount to the av lowest closing bid of the common stock during the 20 trading day period prior to conversion including the notice of conversion.  Both notes contain penalty clauses for the Company not being DWAC eligible, DTC eligible, or under a DTC chill. The company is presently in compliance with those provisions.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $25,900 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $24,500. The GEL Note has an effective interest rate of approximately 53%.

In August and September 2014, GEL converted $6,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 21,335,407 shares.

In October  2014, GEL converted $2,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 20,100,000 shares.

NOTE 3 – DEBT (CONTINUED)

Union Capital, LLC [J]

On August 12, 2014, the Company entered into a Securities Purchase Agreement with Union Capital LLC ("Union"), for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "Union Note 1").  The financing closed on August 12, 2014.

The Union Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 12, 2015.  The Union Note is convertible into common stock, at Union’s option, at a 45% discount to the  lowest closing bid price of the common stock for the 20 trading day period including the conversion note date prior to conversion.  Both notes contain penalty clauses for the Company not being DWAC eligible, DTC eligible, or under a DTC chill. The company is presently in compliance with those provisions.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $25,900 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $22,300. The Union Note has an effective interest rate of approximately 53%.

On September 11, 2014, the Company entered into a Securities Purchase Agreement with Union Capital LLC ("Union"), for the sale of an 8% convertible redeemable note in the principal amount of $57,500 (the "Union Note 2").  The financing closed on September 12, 2014.

The Union Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on September 11, 2015.  The Union Note is convertible into common stock, at Union’s option, at a 45% discount to the  lowest closing bid price of the common stock for the 20 trading day period including the conversion note date prior to conversion.  Both notes contain penalty clauses for the Company not being DWAC eligible, DTC eligible, or under a DTC chill. The company is presently in compliance with those provisions.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $25,900 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $24,500. The Union Note has an effective interest rate of approximately 53%.

In August and September 2014, Union converted $4,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 15,000,000 shares.

In October 2014, Union converted $9,487 (and $104 of interest) (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 17,206,806 shares.

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $25,900 was recorded as a discount to the note and is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 was approximately $24,500. The Union Note has an effective interest rate of approximately 53%.

NOTE 3 – DEBT (CONTINUED)

Black Mountain Equities, Inc. Note [K]

On June 4, 2014, in consideration of $225,000 (the "Consideration"), the Company issued a Convertible Note (the "BLE Note") in the original principal amount of $250,000 (the "Original Principal Amount") to Black Mountain Equities, Inc. ("BLE"). As of September 30, 2014, the Company has drawn approximately $50,000 on this note.  The Original Principal Amount carries an original issue discount of $25,000.  The BLE Note bears a one-time interest charge of 12% which was applied to the Original Principal Amount upon issuance of the BLE Note.  The maturity date is one year from each payment of Consideration. The BLE Note is convertible, at BLE’s option, at the lesser of (a) $.05 or (b) 60% of the lowest trade occurring during the twenty five consecutive trading days prior to the conversion date. At any time within the 90 day period immediately following the issuance of the BLE Note, the Company may prepay the remaining outstanding balance of the BLE Note upon providing BLE with 10 business days notice, provided that (i) the Company pays BLE 150% of the remaining outstanding balance of the BLE Note, (ii) such amount is paid in cash on the next day following the 10 business day notice period, and (iii) BLE may still convert the BLE Note until such prepayment amount is paid in full.  The shares issuable upon conversion of the BLE Note carry piggy-back registration rights.

As of the date hereof, the Company is obligated on the above notes in connection with the offerings. The notes are a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of the Company.

The Company determined a beneficial conversion feature existed at the commitment date for both notes. A beneficial conversion feature of approximately $25,200 was recorded as a discount to the note which is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 for the note totaled approximately $17,100. The note has an effective interest rate of approximately 74%.

Tangiers Investment Group, LLC [L]
On September 3, 2014, the Company entered into a Note Purchase Agreement with Tangiers Investment Group, LLC ("Tangiers"), for the sale of a 10% convertible promissory note in the principal amount of $40,000 (the "Note").  $2,000 (the "Fee") of the financing amount was retained by Tangiers through an original issue discount for due diligence and legal bills related to the transaction.  The financing closed on September 14, 2014.
The Note bears interest at the rate of 10% per annum.  All interest and principal must be repaid on September 3, 2015.  The Note is convertible into common stock, at Tangiers's option and will be equal to 60% of the lowest 15 daily VWAPs (Volume Weighted Average Price) of the Company's common stock prior to the date on which Tangiers elects to convert all or part of the Note.  If the Company is placed on "chilled" status with the Depository Trust Company, the discount will be increased by 10% until such chill is remedied. If the Company is not deposit and withdrawal eligible at custodian (DWAC) through their transfer agent and the DTC, the discount will be increased by 5%.  In the case of both, the discount shall be a cumulative 15%.  The Note may not be prepaid in whole or in part by the Company.
Tangiers has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock of the Company.  The total net proceeds the Company received from this Offering was $40,000, less the Fee.

NOTE 3 – DEBT (CONTINUED)

The Company determined a beneficial conversion feature existed at the commitment date. A beneficial conversion feature of approximately $16,700 was recorded as a discount to the note which is being amortized over the term of the loan. The unamortized debt discount recorded at September 30, 2014 for the note totaled approximately $15,500. The note has an effective interest rate of approximately 47%.

Note Payable

On August 28, 2014, the Company purchased a vehicle in exchange for a note, payable in 60 monthly installments of $1,095 at an annual percentage rate of 6.99% which is personally guaranteed by the Company’s Chief Executive Officer.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
Accrued expenses	$-	$58,941
Deferred salaries	372,815	208,714
Accrued consulting costs – to be paid for in common stock	45,066	165,166
Minimum guaranteed royalty obligation	130,405	75,000
Deferred revenue	34,330	-
Accrued interest	40,655	20,806
	$623,271	$528,627

Investor Relations Agreement

In February 2013, the Company entered into an investor relations agreement with a firm which required the Company to pay a consulting fee of $2,500 per month and to provide 100,000 shares of the Company's common stock per month from March 31, 2013 to May 31, 2013 and warrants to purchase 100,000 shares of the Company’s common stock per month. Based on the terms of the agreement, the Company determined that the measurement date of the shares to be issued is on the dates that the shares are earned, which is monthly. Total compensation expense under this agreement for the year ended 2013 was $45,000 (none in the quarter ended September 30, 2014). As the shares of common stock issuable under this agreement have not been issued as of December 31, 2013 or September 30, 2014, the Company has recorded a liability (included within accrued expenses) of $45,000 on the consolidated balance sheet until such shares are issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

Promissory Note Payable, Related Party

The Chairman of the Company’s board of directors has advanced funds to the Company from time to time for working capital. As of September 30, 2014 and December 31, 2013, amounts payable to this individual were $116,421 and $89,422, respectively. These advances were previously non-interest bearing, unsecured, and due on demand. On March 1, 2013, the Company converted the outstanding advance amount of $89,422 into a promissory note, and this individual advanced an additional $27,000 to the Company in January, 2014. Interest at the rate of 5.5% per annum is compounded and charged annually. Principal payments in the amount of $14,966 and accrued interest were to be paid in nine installments, with the first payment due on June 15, 2013. No payments have been made through September 30, 2014. Interest expense on this note as of and for the nine months and quarters ended September 30, 2014 and 2013 was approximately $4,100 and $1,600, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Strategic Consulting Agreement, Related Party

In November 2012, the Company entered into a consulting agreement with The Bricktown Group (“Bricktown”) to provide beverage management and strategic advisory consulting services to the Company. The managing partner of Bricktown was appointed as the Company’s Chief Operating Officer (COO) in March 2013, and served as the Company’s COO until August 6, 2013. This consulting agreement had an initial term of nine months and was automatically extended through November 2013. The agreement required the Company to pay an upfront retainer of $10,000 and monthly consulting fees of $10,000 per month, which was to be deferred until the Company raised at least $300,000 in debt or equity. The Company was to issue 3,000,000 shares of the Company's common stock in two tranches, of which 1,500,000 shares were issuable upon request after January 4, 2013 and 1,500,000 shares were issuable on March l, 2013. The first 1,500,000 shares are non-forfeitable and fully vested on the date of the agreement.

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

As of September 30, 2014, the Company has an additional amount of approximately $55,100 to Bricktown in notes payable and other-related party.

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

In January 2013, the Company entered into an extension of its product license agreement with WBCP extending the term of the agreement to January 31, 2016. Further, the extension added certain channels of distribution and requires the Company to pay $200,000 of Guaranteed Consideration, as defined, over a period of time. Pursuant to the agreement, $75,000 of Guaranteed Consideration was paid in January 2013, and $50,000 was due on October 1, 2013, of which $20,000 was paid in 2013, and the remaining $30,000 was paid in January 2014. On or before October 1, 2014, the Company is to pay Guaranteed Consideration of $50,000, and the remaining $25,000 is to be paid on or before October 1, 2015. The Company defaulted on the $50,000 obligation due October 1, 2014.

The Company accrued the remaining guaranteed minimum royalty payments of $75,000 at December 31, 2013 in accrued liabilities.  Management evaluated the recoverability of prepaid guaranteed minimum royalty payments and determined that recoverability over the contract term was not likely, and expensed the full amount in selling and marketing expense as of December 31, 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

 Larry the Cable Guy License Agreement

The Company has a license with Git-R-Done Productions, Inc. (“Larry the Cable guy”) that allows the Company the use of the costumes, artwork, logos and other elements used by the Comedian known as Larry the Cable Guy in various performances. This license has an initial term through March 1, 2016, and provides for certain royalties based on a percentage of products sold subject to certain agreed-upon guaranteed minimum royalty payments over the term of the license. The terms of the license agreement provided that the Company was to fully launch its product line by March 1, 2014 which was informally extended through July, 2014, when the Company was able to deliver product into stores in Texas.  Pursuant to the agreement, $30,000 of Guaranteed Consideration was paid in January 2014, with $20,000 paid on September 30, 2014, and $50,000 due on December 31, 2014.

The Company accrued the remaining guaranteed minimum royalty payments of $50,000 which is included in accrued expenses at September 30, 2014.  Management evaluated the recoverability of prepaid guaranteed minimum royalty payments and determined that recoverability over the contract term was not likely, and expensed the full amount in selling and marketing expense as of September 30, 2014.

 Royalty and Commission Agreements - Related Parties

The Company has a representative agreement with an individual who became a member of the Company’s board of directors in March 2012. Under this agreement, as amended, this individual is entitled to a commission of between 4% and 6% of sales made by this individual, based on the nature of the sales, and a royalty of 3% of all sales made by the Company, as defined. Commissions and royalty expense to this individual for the periods ended September 30, 2014 and 2013 totaled approximately $0 and $43,000, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $6,000 draw per month against commissions.  As of September 30, 2014 and December 31, 2013, the Company has approximately $24,900 and $34,900, respectively, accrued in notes payable and other-related parties related to this agreement.

The Company has an agreement with a second individual for design services. Under this agreement, as amended, this individual is entitled to receive a royalty of 2% of net sales, as defined. Royalty expense to this individual was $23 and $3,600 for the periods ended September 30, 2014 and 2013, respectively. Effective April 1, 2012, the Company agreed to pay this individual a $3,000 draw per month against royalties. As of September 30, 2014 and December 31, 2013, accounts payable under this agreement was approximately $11,200 and $12,700, respectively.

Litigation

On December 13, 2013, TCA filed suit against the Company and one of the Company’s officers asserting that the Company breached the credit agreement. TCA was seeking approximately $513,000. The Company engaged in settlement discussions with TCA, and an agreement was reached on August 12, 2014 (see Note 6).

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

On May 28, 2014, an entity believed to be formed by two former contractors of the Company, filed suit against the Company, two of its principles, and a former contractor for fraud in the inducement, fraud, rescission, unfair trade practices, civil rico, and authorized practice of law. The plaintiff is seeking approximately $450,000 from the Company. Discovery is not complete in these cases, and at this time, the Company cannot determine the likelihood of an outcome or a range of possible damages. The Company intends to vigorously defend the lawsuit as it believes the case is frivolous and prosecute its cause of action.

On September 27, 2014, a former contractor of the Company filed suit against the Company for an unpaid account. The plaintiff is seeking approximately $125,000 from the Company. the Company cannot determine the likelihood of an outcome or a range of possible damages. The Company intends to vigorously defend the lawsuit on the grounds that the contractor never performed any services under the contract and prosecute its cause of action.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

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

On October 8, 2013, pursuant to terms of the Series A Preferred Stock designation, 87,501 shares of Series A preferred were subject to an automatic conversion into 700,008 shares of the Company’s common stock.  On October 8, 2013, each holder of record of shares of Series A Preferred is deemed to be the holder of record of common stock issuable upon the conversion not withstanding that common share certificates have not been delivered to the holders.  As of September 30, 2014 and December 31, 2013, common shares have not yet been issued pursuant to the conversion.

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

In April 2013, the Company executed a term sheet with an accredited investor (“Investor”) for a proposed total investment of $1,000,000 in the Company to be exercised in two separate $500,000 units. In exchange for each unit of $500,000, the investor shall receive 15,000,000 shares of common stock  for the first tranche and 5,000,000 shares of Series C Preferred Stock convertible into 15,000,000 shares of common stock for the second tranche, and warrants to acquire an aggregate of 500,000 shares of common stock at $0.12 per share for a period of five years. The first tranche of $500,000 was to be deposited on or before May 17, 2013 in exchange for 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. The second tranche of $500,000 was to be deposited on or before September 20, 2013 in exchange for 5,000,000 shares of Series C Preferred Stock convertible into 15,000,000 shares of common stock and warrants to acquire 250,000 common shares described above. As of December 31, 2013, the Company received $342,500 toward the first investment tranche. In January, 2014, the company issued to the investor 10,275,000 common shares, and the investor advanced an additional $30,000 to the Company.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Surrender of Founder’s shares

In January 2013, a shareholder of the Company surrendered 4,500,000 shares of common stock to the Company’s treasury for no consideration.  The same shareholder surrendered an additional 26,013,736 shares in January 2014. These shares were surrendered to the Company in order to increase the Company’s number of authorized shares available for future issuances. On June 30, 2014 the Company reissued substantially all of these shares after increasing the Company’s authorized common shares to 500,000,000.

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

In February 15, 2013, the Company entered into a settlement agreement with the dissenting HOJ shareholder. Under the terms of the settlement agreement, the Company agreed to pay $5,000 cash at closing and $15,000 plus accrued interest at 5% within 90 days. The Company also issued 50,000 shares of the Company’s common stock. The fair value of the common stock at the date of settlement was $5,500.

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

In July 2012, the Company’s shareholders approved the 2012 Stock Option Plan (the “2012 Plan”). Under the 2012 Plan, the Company may grant stock options, restricted and other equity awarded to any employee, consultant, independent contractor, director or officer of the Company. The Company has reserved 4,500,000 shares for issuance under the 2012 Plan. As of September 30, 2014, stock options to purchase 2,266,190 shares of common stock are outstanding under the 2012 Plan.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following is a summary of stock option activity for the quarter ended September 30, 2014:

Options	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,266,190	$0.06	$1.63	$-0-
Granted	-	-
Exercised	-	-
Forfeited / Cancelled	-	-
Outstanding at September 30, 2014	2,266,190	$0.06	$1.63	-0-
Vested or expected to vest at September 30, 2014	1,500,000	0.08	2.20	-0-
Exercisable at September 30, 2014	1,500,000	$0.08	$2.20	-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2014.

No stock-based compensation was recognized during the year ended December 31, 2013.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2014	766,190	$0.03
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Non-vested options at September 30, 2014	766,190	0.03

As of September 30, 2014, the Company does not expect outstanding options to acquire 766,190 shares of common stock will vest due to the performance criteria outlined in the option agreement. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

NOTE 7 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants:

Summarized information about warrants outstanding and exercisable at September 30, 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,324,764	$0.04	-	-
Issued for services	5,000,000	$0.02	-	-
Issued with note payable	417,662	$0.08	-	-
Forfeited/Cancelled	(3,064,764)	$0.03	-	-
Outstanding at September 30, 2014	5,667,662	$0.03	$13.05	$-
Vested or expected to vest at September 30, 2014	5,667,662	$0.03	$13.05	$-
Exercisable at September 30, 2014	5,667,662	$0.03	$13.05	$-

In April 2012, the Company granted a warrant to a sales consultant and director of the Company to purchase up to 6,129,528 shares of common stock in connection with a two-year service agreement. This warrant has a three-year term and an exercise price of $0.0326 per share with 3,064,764 shares vesting each on January 1, 2013 and January 1, 2014 if the Company’s sales exceeded certain thresholds in 2012 and 2013, respectively. On January 1, 2013, the board of directors concluded the sales target for 2012 was not met and warrants to purchase 3,064,764 shares of Company common stock were cancelled. In January, 2014, Management concluded that the performance criteria and sales thresholds for 2013 were not met and accordingly no stock-based compensation has been recognized and warrants to purchase 3,064,764 shares of Company common stock were cancelled.

In August, 2012, the Company issued a warrant for 100,000 shares. The warrants have a three year term and an exercise price of $.11 per share with immediate vesting.

In February and March 2013, the Company granted a warrant to an investor relations firm to purchase up to 150,000 shares of common stock that vested immediately. The warrants have a three-year term and an exercise price of $0.11 and $.09 per share, and $0 and $11,574 of stock based compensation related to this warrant and is recorded in general and administrative expenses during the quarter ended September 30, 2014 and 2013, respectively.

In January, 2014, the Company issued a warrant for 5,000,000 shares to an investor under a consulting arrangement. The warrants have a fifteen year term and an exercise price of $.02 per share with immediate vesting, and the services were valued at $100,000, accordingly.

In August, 2014, the Company issued 417,662 warrants to an investor in connection with the issuance of a note payable. The warrants have a three year term and an exercise price of $.08 per share, and are exercisable at any time on or after the note issuance date and on or before the note termination date of the note payable connected to this warrant, and the warrant was valued at $6,000.

On October 4, 2014, 10,000 warrants with an exercise price of $.40 per share expired.

NOTE 8 – INCOME TAXES

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Net operating loss (“NOL”) carry forwards are the most significant component of the Company’s deferred tax assets; however, the ultimate realization of the deferred tax assets is dependent upon generation of future taxable income. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards would reduce our federal and state income tax liability incurred. Based on management’s assessment, a 100% valuation allowance is recorded at September 30, 2014 and December 31, 2013.

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate, expected to be applicable for the full fiscal year.  For the first quarters ended September 30, 2014 and 2013, the Company did not record any income tax benefit due to the recognition of a full valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

On October 12, 2014 GEL Properties, LLC and Union Capital, LLC did not purchase their third tranches under the TCA Settlement Agreement (See Note 3) as there were not sufficient authorized unissued shares in the Company's treasury to meet the reserve requirements under the Settlement Agreement. No assurance can be made that the Company will be able to increase the authorized shares to the necessary amount, or if we were able to, that the settlement could be reinstituted or brought back what terms would be worked out. Accordingly, the TCA settlement is in default.
On November 5, 2014, the Company signed a consulting contract with West Coast Capital Consultants, Inc. (“Green Giant”) whereby Green Giant would represent it in search of funding under the United States Citizenship and Immigration Services Immigrant Investor Program known as EB-5. Under our arrangement, the Company paid an initial payment of $5,000 and issued 20,583 Series D Preferred Shares which are convertible into 100 shares of common stock each to the two principals of Green Giant.

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

The Company sells its products primarily to convenience stores, liquor stores and grocery stores through distribution agreements, as well as through online internet sales. The Company began selling its products in February 2011. HOJ is actively seeking to expand the distribution of its product, the Hangover Joe’s Recovery Shot, and our additional energy shot, Larry the Cable Guy’s Git-R-Done energy shot, which was added to our product line during 2014.

Results of Operations

The Company’s operations have been curtailed for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 due to its lawsuit with TCA and sales has been limited to small orders from our website while we reorganize our finances.

Three Months Ended September 30, 2014 and September 30, 2013

For the three months ended September 30, 2014, we experienced a consolidated net loss of approximately $592,000 compared to a consolidated net loss of approximately $400,000 during the comparable period last year.  Net sales increased and gross profits increased $44,000 or 1070% and $23,000 or 2607%, respectively from the comparable period last year.  These increases were offset by a approximately $160,000 increase in general and administrative expenses from the comparable period last year.

Net Sales

During the three months ended September 30, 2014, the Company generated approximately $49,000 in net sales compared to $4,000 in net sales in the comparable period last year.  The $44,000 or 1070% increase from the comparable period last year was primarily due to inability to ship orders to new distribution partners we had generated in the last two years due to the TCA lawsuit.  The Company did temporarily settle the lawsuit after the in August 2014 and still needs to raise capital and has targeted a list of major customers it intends to pursue or bring back, but there is no assurance we can accomplish all or part of these plans.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, increased in the aggregate from approximately $3,000 for the three months ended September 30, 2013 as compared toapproximately $25,000 for the same period this year.  As a percentage of sales, cost of sales decreased from 79% of sales for the quarter ended September 30, 2013 to 51% for the quarter ended September 30, 2014.  This increase represented increased sales during the quarter.

Gross Profit

During the three months ended September 30, 2013, the Company realized a gross profit of approximately $1,000 or 21% of net sales, as compared to the quarter ended September 30, 2014, a gross profit of approximately $24,000, or 49% of net sales.  These cost of goods sold included increasing sales levels as discussed above.

Sales & Marketing Costs

Sales & marketing costs decreased approximately $13,000 or 9% to approximately $133,000 for the three months ended September 30, 2014 as compared to approximately $146,000 for the comparable period last year.  This decrease was primarily due to decreased sales salaries and consulting expense, trade shows, and graphic design costs in this area, as explained by the factors discussed above.

General & Administrative Expenses

General and administrative expenses increased approximately $160,000 or 79% to $363,000 for the three months ended September 30, 2014 as compared to approximately $202,000 for the same period last year.  The increase was due to payments using stock in lieu of to incur charges due to our financial condition under terms established in a prior year when our stock prices were lower ad the effect of guaranteed minimum royalties on our contract with Larry the Cable Guy.

Nine Months Ended September 30, 2014 and September 30, 2013

For the nine months ended September 30, 2014, we experienced a consolidated net loss of approximately $1,631,000 compared to a consolidated net loss of approximately $1,692,000 during the comparable period last year.  Net sales and gross profits each decreased approximately $272,000 and $45,000 or 84% and 64%, respectively from the comparable period last year.  These decreases were offset by a $102,000 decrease in operating expenses from the comparable period last year.

Net Sales

During the nine months ended September 30, 2014, the Company generated approximately $50,000 in net sales compared to $322,000 in net sales in the comparable period last year.  The $272,000 or 84% decrease in net sales from the comparable period last year was primarily due to our inability to ship product as a result of the TCA lawsuit discussed earlier. The Company has reviewed its sales channels, and while we did incur drops in comparison to the second half of the prior year, we believe new channels can be opened to supplement what we have and replace some of the business we no longer have, but we believe additional marketing resources and a complete settlement of the TCA settlement will be needed to build our customer base to its full potential.

Cost of Goods Sold

Cost of goods sold, which includes product costs, packaging materials, and product royalties, decreased in the aggregate from approximately $252,000 for the nine months ended September 30, 2013 as compared to approximately $25,000 for the same period this year.  As a percentage of sales, cost of sales decreased from 78% of sales for the nine months ended September 30, 2013 to 50% for the nine months ended September 30, 2014.  This decrease was primarily due to guaranteed minimum royalty obligations incurred with sales limited due to the TCA lawsuit discussed above.

Gross Profit

During the nine months ended September 30, 2014, the Company realized a gross profit of approximately $25,000 or 50% of net sales compared to $70,000 or 22% of net sales during the same period last year.  The limitations on sales while we resolved the TCA lawsuit, as also affected by the royalties resulted in the overall increase in gross profit in percentage terms during the nine months ended September 30, 2014.

Sales & Marketing Costs

Sales & marketing costs decreased approximately $174,000 or 30% for the nine months ended September 30, 2014 when the total was approximately $399,000 as compared to approximately $573,000 for the nine months ended September 30, 2013.  This decrease was due to reduced sales as described above.

General & Administrative Expenses

General and administrative expenses increased approximately $71,000 or 8% to approximately $969,000 for the nine months ended September 30, 2014 as compared to approximately $898,000 for the same period last year. This increase is due to the effect of guaranteed minimum royalties.

Material Changes in Financial Condition; Liquidity and Capital Resources

The Company’s consolidated financial statements for the three months ended September 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statement as of and for the year ended December 31, 2013, and the three months ended September 30, 2014 includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Cash Flows

During the nine months ended September 30, 2014, we used proceeds from the borrowing of approximately $653,000 to fund our operations whereas during the comparable period in 2013, when we used borrowings from our credit facility, net of repayment of other obligations, of $801,000 to fund our operations.   Cash as of September 30, 2014 was approximately $48,000 as compared to approximately $3,000 at December 31, 2013.

Cash flows used in operating activities for the nine months ended September 30, 2013 was approximately $667,000 as compared to $576,000 for the comparable period last year. This increase in cash used in operations was primarily due to the financial issues discussed above.

Cash flows provided by investing activities were zero for both the nine months ended September 30, 2013 and the nine months ended September 30, 2014.

Cash flow provided by financing activities for the nine months ended September 30, 2013 was approximately $712,000 compared to cash provided of approximately $577,000 for the comparable period last year. This was due to the above referenced net borrowings under the credit facility in 2013 discussed above offset by amounts paid off on other inventory credit arrangement.

Capital Resources

As of September 30, 2014, we had cash and cash on hand of approximately $48,000 and a working capital deficit of $2,746,000 as compared to cash and cash on hand of approximately $3,000 and working capital deficit of approximately $2,634,000 as of December 31, 2013. The improvement in our liquidity and change in working capital were primarily the result of a settlement of stock subscriptions by issuing shares to an investor in the quarter ended September 30, 2014.

Although the Company has generated revenue through the sale of its products, the Company’s cash flow has not been sufficient to cover its operating expenses and the Company has had to rely upon proceeds from borrowings and from the sale of common stock through private placements to fund its operations.  During the nine months ended September 30, 2014, the Company received gross proceeds of $653,000 under its various borrowings.   We anticipate that we will need to rely on sales of our securities in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and operating activities will be adversely impacted.

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

Critical Accounting Policies

There have been no changes to the Company’s critical accounting policies in the nine months ended September 30, 2014, from those contained in the Company’s 2013 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting Company, we are not required to include disclosure under this item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form10-k for the year ended December 31, 2013, that our disclosure controls and procedures were not effective as of September 30, 2014.Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the following, all sales of unregistered equity securities that occurred during the period covered by this report have been previously disclosed in our current report on Form10-K filed on April 21, 2014, our current reports on Form10-Q filed on May 20, 2014, August 18, 2014   and other current reports on Form 8-K filed during the fiscal year to dater.

On September 3, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 7,000,000 shares.

On September 28, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 9,400,000 shares.

On October 3, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 11,400,000 shares.

On October 3, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 11,400,000 shares.

On October 21, 2014, GEL Properties LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 8,700,000 shares.

On September 3, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 4,000,000 shares.

On September 16, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 4,000,000 shares.

On September 23, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 4,000,000 shares.

On October 7, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 5,206,806 shares.

On October 21, 2014, Union Capital LLC converted $1,000 (on a tentative basis, to be redetermined according to the agreed-upon discount when the shares are actually sold) for 12,000,000 shares.

On September 30, 2014, LG Capital Funding LLC converted $8,500 of their $26,500 promissory note dated March 31, 2013 for 4,235,459 shares.

On October 7, 2014, LG Capital Funding LLC converted $9,000 of their $26,500 promissory note dated March 31, 2013 for 10,203,886 shares.

On October 21, 2014, LG Capital Funding LLC converted $9,000 of their $26,500 promissory note dated March 31, 2013 for 13,503,549 shares

On October 7, 2014, JSJ Investments Inc. converted $14,796 of their $50,000 (including $1,000 of interest) promissory note dated March 31, 2013 for 10,203,886 shares.

On October 21, 2014, JSJ Investments Inc. converted $19,580 of their $50,000 (including $1,000 of interest) promissory note dated March 31, 2013 for 13,503,549 shares.

On October 1, 2014, JMJ Financial converted $20,999 of their promissory note dated June, 2013 for 8,300,000 shares.

On October 13, 2014, JMJ Financial converted $18,288 of their promissory note dated June, 2013 for 9,500,000 shares.

On October 21, 2014, JMJ Financial converted $17,165 of their promissory note dated June, 2013 for 8,916,795 shares.

On September 26, 2014, Asher Enterprises Inc. converted $8,000 of their promissory note dated January, 2014 for 3,488,372 shares.

On September 29, 2014, Asher Enterprises Inc. converted $7,000 of their promissory note dated January, 2014 for 5,000,000 shares.

On September 30, 2014, Asher Enterprises Inc. converted $7,500 of their promissory note dated March, 2014 for 3,187,500 shares.

On November 3, 2014, the Company issued 20,583 Series D Convertible Preferred Shares each to the two principals of West Coast Capital in exchange for services valued at $12,500.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

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

3.2	Bylaws. Incorporated by reference from Form 8-K dated October 19, 2010, and filed on October 25, 2010.
4.1	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated January 14, 2014. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.2	Convertible Promissory Note issued to Asher Enterprises, Inc. Incorporated by reference from Form 8-K filed on January 21, 2014.
4.3	Securities Purchase Agreement by and among the Company and the Asher Enterprises, Inc., dated March 13, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.4	Convertible Promissory Note issued to Asher Enterprises, Inc. dated March 13, 2014 Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.5	12% Convertible Note issued to JSJ Investments Inc dated March 20, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.6	Securities Purchase Agreement by and among the Company and Adar Bays LLC dated March 24, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.7	8% Convertible Redeemable Note issued to Adar Bays LLC. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.8	Securities Purchase Agreement by and among the Company and LG Capital Funding, LLC dated March 19, 2014. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.9	8% Convertible Redeemable Note issued to LG Capital Funding, LLC. Incorporated by reference from Form 10-K for the fiscal year ended December 31, 2013 and filed on April 21, 2014.
4.10	Convertible Promissory Note issued to KBM Worldwide, Inc. dated May 9, 2014. Filed Herewith.
4.11	Securities Purchase Agreement with KBM Worldwide, Inc. dated May 9, 2014. Filed Herewith.
4.12	Securities Purchase Agreement by and among the Company and the KBM Worldwide, Inc., dated May 29, 2014 Incorporated by reference and Filed on June 23, 2014.
4.13	Convertible Promissory Note issued to KBM Worldwide, Inc. dated May 29, 2014 Incorporated by reference and Filed on June 23, 2014.

4.14	12% Convertible Note issued to JSJ Investments Inc dated May 21, 2014 Incorporated by reference and Filed on June 23, 2014
4.15	Convertible Note issued to Black Mountain Equities, Inc. Incorporated by reference and Filed on June 23, 2014
4.16	Securities Purchase Agreement by and among the Company and LG Capital Funding, LLC dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.17	8% Convertible Redeemable Note issued to LG Capital Funding, LLC dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.18	8% Convertible Redeemable Back End Note issued to LG Capital Funding, LLC dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.19	8% Collateralized Secured Back End Note issued to Hangover Joe's Holding Corporation dated July 3, 2014 Incorporated by reference and Filed on July 16, 2014
4.20	Securities Purchase Agreement by and among the Company and Auctus Private Equity Fund, LLC, dated July 25, 2014. Filed herewith.
4.21	Convertible Promissory Note issued to Auctus Private Equity Fund, LLC, dated July 25, 2014. Filed Herewith.
4.22	Securities Purchase Agreement by and among the Company and KBM Worldwide, Inc., dated August 12, 2014. Filed herewith.
4.23	Convertible Promissory Note issued to KBM Worldwide, Inc, Inc. dated August 12, 2014. Filed Herewith.
4.24	Securities Purchase Agreement by and among the Company and Eastmore Capital, LLC, dated August 12, 2014. Filed herewith.
4.25	Convertible Promissory Note issued to Eastmore Capital, LLC dated August 12, 2014. Filed Herewith.
4.26	Settlement Agreement between the Company and TCA Global Master Credit Fund, L.P. dated August 12, 2014. Filed Herewith.
4.27	Assignment and Assumption Agreement between TCA Global Master Credit Fund, L.P., the Company and Union Capital, LLC dated August 12, 2014. Filed Herewith.
4.28	Assignment and Assumption Agreement between TCA Global Master Credit Fund, L.P., the Company and GEL Properties, LLC dated August 12, 2014. Filed Herewith.
4.29	Replacement Convertible Promissory Note issued to Union Capital, LLC dated August 12, 2014. Filed Herewith.
4.30	Replacement Convertible Promissory Note issued to GEL Properties LLC dated August 12, 2014. Filed Herewith.
4.31	Securities Purchase Agreement by and among the Company and the KBM Worldwide, Inc., dated September 2, 2014. Incorporated by reference and Filed on September 29, 2014.
4.32	Convertible Promissory Note issued to KBM Worldwide, Inc. dated September 2, 2014. Incorporated by reference and Filed on September 29, 2014.
4.33	Note Purchase Agreement by and among the Company and the Tangiers Investment Group, LLC, dated September 3, 2014. Incorporated by reference and Filed on September 29, 2014.
4.34	Convertible Debenture issued to Tangiers Investment Group, LLC dated September 3, 2014. Incorporated by reference and Filed on September 29, 2014.
4.35	EB-5 contract with West Coast Capital, LLC dated November 3, 2014. Filed herewith.
10.1	Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender effective January 10, 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013.
10.2	First Amendment to Credit Agreement between Hangover Joe’s Holding Corporation and Hangover Joe’s Inc, collectively as borrowers and TCA Global Credit Master Fund LP, as Lender dated February , 2013. Incorporated by reference from Form 10-K for the year ended December 31, 2012 and filed on April 15, 2013
10.3	Promissory note with JMJ Financial dated June 18, 2013, Incorporated by reference from Form 10-Q for the quarter ended June 30, 2013 and filed on August 19, 2013.
10.4	License Agreement between the Company and Warner Brothers Japan dated December 16, 2013. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.5	Employment agreement between company and Michael Jaynes, Chairman. Incorporated by reference from Form 8-K filed on January 21, 2014.
10.6	Employment agreement between company and Matthew Veal, CFO and CEO. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
10.7	Employment agreement between company and Shawn Adamson, Chief Sales and Marketing Officer. Incorporated by reference from Form 10-Q for the quarter ended September 30, 2013 and filed on December 19, 2013.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive and Financial Officer). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Matthew A. Veal, Chief Executive and Financial Officer). Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.
101.SCH	XBRL Schema Document. Filed herewith.
101.CAL	XBRL Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Labels Linkbase Document. Filed herewith.
101.PRE	XBRL Presentation Linkbase Document. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

HANGOVER JOE’S HOLDING CORPORATION
Date: November 19, 2014	By:	/s/ Matthew Veal
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)